Form 10-Q
period 1995-03-31
OILGEAR CO
filed 1995-05-12
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH  31, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number__________0-822_________

                              THE OILGEAR COMPANY
            (Exact name of registrant as specified in its charter)

             WISCONSIN                                     39-0514580
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


2300 SOUTH 51ST STREET, MILWAUKEE, WISCONSIN                 53219
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (414) 327-1700

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES ___X___                NO_____

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at March 31, 1995
Common Stock, $1.00 Par Value                              1,153,298

                         PART I - FINANCIAL INFORMATION                 PAGE 2
ITEM 1.  FINANCIAL STATEMENTS.

                             THE OILGEAR COMPANY
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
ASSETS                                                             MARCH 31, 1995     DECEMBER 31, 1994
- ------                                                             --------------     -----------------
Current assets:
  Cash and cash equivalents                                          $ 1,944,605           2,830,474
  Trade accounts receivable less allowance for doubtful receivables
  of $286,063 and $275,893 in 1995 and 1994, respectively             15,836,949          14,966,715
  Inventories                                                         23,063,676          22,296,710
  Prepaid expenses                                                       380,122             309,740
  Other current assets                                                   673,736             645,266
                                                                    ------------        ------------
    Total current assets                                              41,899,088          41,048,905
                                                                    ------------        ------------
Property, plant and equipment, at cost
     Land                                                              1,286,236           1,217,743
     Buildings                                                        10,025,270           9,393,778
     Machinery and equipment                                          33,637,178          33,128,068
     Drawings, patterns and patents                                    2,043,491           1,981,992
                                                                    ------------        ------------
                                                                      46,992,174          45,721,581

  Less accumulated depreciation and amortization                     (21,961,530)        (21,019,373)

                                                                    ------------        ------------
  Net property, plant and equipment                                   25,030,644          24,702,208
  Pension intangible                                                     800,000             800,000
  Other assets                                                         3,264,524           3,327,909
                                                                    ------------        ------------
                                                                     $70,994,256          69,879,022
                                                                    ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY                               MARCH 31, 1995       DECEMBER 31, 1994
- ------------------------------------                               --------------       -----------------
Current liabilities:
  Short-term borrowings                                              $ 2,319,217           2,172,055
  Current installments of long-term debt                               3,127,977           3,038,515
  Accounts payable                                                     5,256,895           6,529,990
  Customer deposits                                                    1,830,675           1,022,109
  Accrued compensation                                                 2,484,491           2,270,593
  Other accrued expenses and income taxes                              2,595,163           2,302,716

                                                                    ------------        ------------
    Total current liabilities                                         17,614,417          17,335,978
                                                                    ------------        ------------

  Deferred income taxes                                                   34,043                   0
  Long-term debt, less current installments                           13,252,943          13,192,844
  Unfunded employee retirement plan costs                              6,900,000           6,900,000
  Unfunded postretirement health care costs                           11,279,000          11,180,000
  Other non-current liabilities                                          766,536             727,757
                                                                    ------------        ------------
Total liabilities                                                     49,846,939          49,336,579
                                                                    ------------        ------------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
   issued 1153298 and 1137938 shares in 1995 and 1994, respectively    1,153,298           1,137,938
    Capital in excess of par value                                     7,992,418           7,803,727
    Retained earnings                                                 17,309,446          17,072,882
                                                                    ------------        ------------
                                                                      26,455,162          26,014,547
Add(deduct):


Notes receivable from employees for purchase
    of common stock of the Company                                      (200,931)           (168,044)
Equity adjustments for foreign currency translation                       73,087            (124,060)
Equity adjustments for pension liability                              (5,180,000)         (5,180,000)
                                                                    ------------        ------------
  Total shareholders' equity                                          21,147,317          20,542,443
                                                                    ------------        ------------
                                                                     $70,994,256          69,879,022
                                                                    ============        ============


      See accompanying notes to consolidated financial statements.

                                                                      PAGE 3
                              THE OILGEAR COMPANY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  March 31.
OPERATIONS                               1995                   1994
- ----------                           -----------             ----------
Net sales                            $17,760,031             15,839,746
Cost of sales                         11,920,740             10,204,464
                                     -----------             ----------
Gross profit                           5,839,290              5,635,282
Selling, general and
  administrative expenses              5,158,105              5,219,059
                                     -----------             ----------
Operating income                         681,186                416,223
Interest expense                        (364,600)              (311,169)
Other income and expense                 111,977                 50,382
                                     -----------             ----------
Income before income taxes               428,563                155,436
Income taxes                              76,675                  1,971
                                     -----------             ----------
Net income                           $   351,888                153,465
                                     ===========             ==========

Net income per share                       $0.31                   0.15
                                     ===========             ==========
Dividend per share                         $0.10                   0.05
                                     ===========             ==========

See accompanying notes to consolidated financial statements.

                             THE OILGEAR COMPANY                  PAGE 4
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                      MARCH 31,           MARCH 31,
                                                                         1995                1994
                                                                      ---------           ---------
Cash flows from operating activities:
    Net earnings                                                       $351,888             153,465
      Depreciation                                                      692,949             606,092
      Compensation element of sales to employees
          and employee savings plan                                      72,757              11,108

    Change in assets and liabilities:
      Trade accounts receivable                                        (604,765)           (803,589)
      Inventories                                                      (442,016)         (1,848,333)
      Prepaid expenses                                                  (60,373)           (549,764)
      Accounts payable                                               (1,354,249)            778,518
      Customer deposits                                                 772,926           1,221,323
      Accrued compensation and pension expense                          148,961             547,041
      Unfunded employee benefit costs                                    99,000                   0
      Other, net                                                         70,948             765,258
                                                                    -----------         -----------
            Net cash provided (used) by operating activities           (251,975)            881,119
                                                                    -----------         -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (799,395)           (432,893)
  Reductions (additions) to other assets                                 80,337              49,084
                                                                    -----------         -----------
        Net cash used by investing activities                          (719,058)           (383,809)
                                                                    -----------         -----------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement              5,536             755,770
  Repayment of long-term debt                                          (233,024)           (720,763)
  Proceeds from issuance of long-term debt                              244,778                   0
  Other non-current liabilities                                          37,498              35,077
  Dividends paid                                                       (115,330)            (53,899)
  Purchase of treasury stock                                                  0                   0
  Proceeds from sale of treasury stock                                        0                   0
  Proceeds from sale of common stock                                     75,376             333,205
  Payments received on notes receivable from employees                   23,036              18,002
                                                                    -----------         -----------
        Net cash provided (used) by financing activities                 37,870             367,392
                                                                    -----------         -----------
Effect of exchange rate changes on cash                                  47,294             (77,640)
                                                                    -----------         -----------
        Net increase (decrease) in cash and cash equivalents           (885,868)            787,062
Cash and cash equivalents:
  At beginning of year                                                2,830,474           1,746,673
                                                                    -----------         -----------
  At end of period                                                   $1,944,606           2,533,735
                                                                    ===========         ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                           $206,586             277,831
                                                                    ===========         ===========
    Income taxes                                                        $24,603              19,200
                                                                    ===========         ===========

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                              THE OILGEAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories stated on the LIFO basis are valued at $11,433,235 at March 31, 1995. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $4,284,000 higher. As a result of the application of the LIFO cost method, the inventories cannot be segregated as to raw materials, work in process and finished goods.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.

RECLASSIFICATIONS

Prepaid pension costs of $2,362,810 which were included in "Other current assets" in the December 31, 1994 balance sheet have been reclassified to "Other assets" to conform to the March 31, 1995 presentation.

OTHER INFORMATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1994 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the notes in the Annual Report.

                                                                          PAGE 6
ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
The Company's financial position has not materially changed from December 31, 1994 and management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS
Net sales for the first quarter totalled $17.8 million, up 12.7% from the $15.8 million reported for the first quarter of 1994. The backlog of orders at March 31, 1995 reached $24.5 million, up 64.4% from the $14.9 million reported at December 31, 1994 which was the result of increased orders during the first quarter of 1995. First quarter orders were $27.5 million compared to $18.1 in the first quarter of 1994, an increase of 51.9%.

Gross profit as a percentage of sales for the first quarter of 1995 decreased by 7.6% compared to the first quarter of 1994. The mix of products in sales and the reclassification of some allocated expenses to cost of sales that were traditionally classified as operating expenses were the reasons for the decrease.

The increases in the prime rate from the first quarter of 1994 to the first quarter of 1995 have caused the interest expense to increase by 17.2%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               See Exhibit Index following the last page of this Form 10-Q which Exhibit Index is incorporated herein by reference.

          (b)  Reports on Form 8-K:

              No current reports on Form 8-K were filed during the quarterly period ended March 31, 1995, but a current report on Form 8-K was filed by the Company on May 2, 1995 for the purpose of updating the description of the Company's common stock under the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





5-11-95                                         THE OILGEAR COMPANY
                                            -----------------------------
                                                    Registrant



                                            /S/  OTTO F. KLIEVE
                                            -----------------------------
                                                 Otto F. Klieve,
                                                 President



                                            /S/  THOMAS J. PRICE
                                            -----------------------------
                                                 Thomas J. Price
                                                 VP-Finance and Corporate
                                                          Secretary

                              THE OILGEAR COMPANY

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1995


Exhibit
Number

  (27)                 The Oilgear Company Financial Data Schedule for the
                         three months ended March 31, 1995.