Form 10-Q
period 1995-06-30
OILGEAR CO
filed 1995-08-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   June  30, 1995

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________   to _________________

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

                                  YES ___X___                NO_____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at June 30, 1995
    -----------------------------                  ----------------------------
    Common Stock, $1.00 Par Value                         1,170,907

                                        PART I - FINANCIAL INFORMATION    PAGE 2
ITEM 1.  FINANCIAL STATEMENTS.

                              THE OILGEAR COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                                     JUNE 30, 1995          DECEMBER 31, 1994
                                                                           -------------          -----------------
Current assets:
  Cash and cash equivalents                                                  $2,293,118               2,830,474
  Trade accounts receivable less allowance for doubtful receivables
  of $289,013 and $275,893 in 1995 and 1994, respectively                    16,334,659              14,966,715
  Inventories                                                                24,633,547              22,296,710
  Prepaid expenses                                                              425,536                 309,740
  Other current assets                                                          714,621                 645,266
                                                                            -----------             -----------
    Total current assets                                                     44,401,481              41,048,905
                                                                            -----------             -----------
Property, plant and equipment, at cost
     Land                                                                     1,311,332               1,217,743
     Buildings                                                               10,602,216               9,393,778
     Machinery and equipment                                                 34,415,105              33,128,068
     Drawings, patterns and patents                                           2,128,585               1,981,992
                                                                            -----------             -----------
                                                                             48,457,239              45,721,581


  Less accumulated depreciation and amortization                            (22,776,526)            (21,019,373)


  Net property, plant and equipment                                          25,680,713              24,702,208
  Pension intangible                                                            800,000                 800,000
  Other assets                                                                3,285,798               3,327,909
                                                                            -----------             -----------
                                                                            $74,167,992              69,879,022
                                                                            ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY                                      JUNE 30, 1995            DECEMBER 31, 1994
                                                                          -------------            -----------------
Current liabilities:
  Short-term borrowings                                                      $2,019,651               2,172,055
  Current installments of long-term debt                                      3,119,884               3,038,515
  Accounts payable                                                            5,672,585               6,529,990
  Customer deposits                                                           3,031,238               1,022,109
  Accrued compensation                                                        2,474,900               2,270,593
  Other accrued expenses and income taxes                                     2,327,039               2,302,716

                                                                            -----------             -----------
    Total current liabilities                                                18,645,297              17,335,978
                                                                            -----------             -----------

  Deferred income taxes                                                          36,239                       0
  Long-term debt, less current installments                                  14,376,078              13,192,844
  Unfunded employee retirement plan costs                                     6,900,000               6,900,000
  Unfunded postretirement health care costs                                  11,378,000              11,180,000
  Other non-current liabilities                                                 805,013                 727,757
                                                                            -----------             -----------
Total liabilities                                                            52,140,627              49,336,579
                                                                            -----------             -----------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
  issued 1170907 and 1137938 shares in 1995 and 1994, respective              1,170,907               1,137,938
  Capital in excess of par value                                              8,200,022               7,803,727
  Retained earnings                                                          17,678,582              17,072,882
                                                                            -----------             -----------
                                                                             27,049,511              26,014,547
Add(deduct):


Notes receivable from employees for purchase
  of common stock of the Company                                               (185,315)               (168,044)
Equity adjustments for foreign currency translation                             343,169                (124,060)
Equity adjustments for pension liability                                     (5,180,000)             (5,180,000)
                                                                            -----------             -----------
  Total shareholders' equity                                                 22,027,365              20,542,443
                                                                            -----------             -----------
                                                                            $74,167,992              69,879,022
                                                                            ===========             ===========

See accompanying notes to consolidated financial statements.

                              THE OILGEAR COMPANY                        PAGE 3
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                      JUNE 30,                                      JUNE 30,
OPERATIONS                                  1995                    1994                   1995                      1994
                                            -----                   ----                   ----                      ----
Net sales                                $19,274,473             16,309,616            $37,034,504                 32,149,362
Cost of sales                             12,904,087             11,252,196             24,824,828                 21,456,660
                                         -----------            -----------            -----------                -----------
Gross profit                               6,370,386              5,057,420             12,209,677                 10,692,702
Selling, general and
        administrative expenses            5,291,887              4,415,146             10,449,992                  9,634,205
                                         -----------            -----------            -----------                -----------
Operating income                           1,078,499                642,274              1,759,685                  1,058,497
Interest expense                            (445,621)              (358,626)              (810,221)                  (669,795)
Other income and expense                     172,418                121,026                284,395                    171,408
                                         -----------            -----------            -----------                -----------
Income before income taxes                   805,296                404,674              1,233,859                    560,110
Income taxes                                 237,873                 48,674                314,548                     50,645
                                         -----------            -----------            -----------                -----------
Net income                                  $567,423                356,000               $919,311                    509,465
                                         ===========            ===========            ===========                ===========

                                         ===========            ===========            ===========                ===========
Net income per share                           $0.49                   0.32                  $0.80                       0.47
                                         ===========            ===========            ===========                ===========
Dividend per share                             $0.10                   0.05                  $0.20                       0.10
                                         ===========            ===========            ===========                ===========

See accompanying notes to consolidated financial statements.

                              THE OILGEAR COMPANY                        PAGE 4
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                               JUNE 30, 1995        JUNE 30, 1994
Cash flows from operating activities:
    Net earnings                                                                $919,311                 509,465
      Depreciation                                                             1,451,566               1,389,231
      Common stock issued in connection with:
        Funding of expense for the Employee Retirement Plan                            0                 218,001
      Compensation element of sales to employees
          and employee savings plan                                               85,827                 128,756

    Change in assets and liabilities:
      Trade accounts receivable                                                 (932,085)             (2,150,466)
      Inventories                                                             (1,921,184)             (2,677,131)
      Prepaid expenses                                                          (100,498)               (628,034)
      Accounts payable                                                        (1,003,960)                377,596
      Customer deposits                                                        1,948,701                 984,123
      Accrued compensation and pension expense                                   113,839                 564,914
      Unfunded employee benefit costs                                            198,000                       0
      Other, net                                                                (231,864)                841,658
                                                                             -----------             -----------
            Net cash provided (used) by operating activities                     527,653                (441,887)
                                                                             -----------             -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                                  (2,079,829)               (831,639)
  Reductions (additions) to other assets                                          91,684                  44,565
                                                                             -----------             -----------
        Net cash used by investing activities                                 (1,988,145)               (787,074)
                                                                             -----------             -----------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                    (319,058)              1,398,400
  Repayment of long-term debt                                                   (603,561)               (706,222)
  Proceeds from issuance of long-term debt                                     1,709,721                       0
  Other non-current liabilities                                                   41,658                  63,516
  Dividends paid                                                                (232,421)               (108,972)
  Purchase of treasury stock                                                    (225,856)                      0
  Proceeds from sale of treasury stock                                           144,665                       0
  Proceeds from sale of common stock                                             277,188                 265,194
  Payments received on notes receivable from employees                            48,979                  21,909
                                                                             -----------             -----------
        Net cash provided (used) by financing activities                         841,314                 933,825
                                                                             -----------             -----------
Effect of exchange rate changes on cash                                           81,822                (193,134)
                                                                             -----------             -----------
        Net increase (decrease) in cash and cash equivalents                    (537,356)               (488,270)
Cash and cash equivalents:
  At beginning of year                                                         2,830,474               1,746,673
                                                                             -----------             -----------
  At end of period                                                            $2,293,118               1,258,403
                                                                             ===========             ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                    $760,355                 588,961
                                                                             ===========             ===========
    Income taxes                                                                $342,218                 106,862
                                                                             ===========             ===========

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                              THE OILGEAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories stated on the LIFO basis are valued at $14,981,795 at June 30, 1995. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories the inventories would have been stated approximately $4,184,000 higher. As a result of the application of the LIFO cost method, the inventories cannot be segregated as to raw materials, work in process and finished goods.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.

RECLASSIFICATIONS

Prepaid pension costs of $2,362,810 which were included in "Other current assets" in the December 31, 1994 balance sheet have been reclassified to "Other assets" to conform to the June 30, 1995 presentation.

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

                                                                          PAGE 6
ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
The Company amended its Loan Agreement with the M&I Marshall and Ilsley Bank on April 30, 1995. The Loan Agreement was amended to increase the borrowing limits on the Revolving Credit Loan from $9 million to $11 million and to extend the Bank's commitment termination date from June 30, 1996 to June 30, 1997.

The Company's financial position has not materially changed from December 31, 1994 and management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS
Net sales for the second quarter were $19.3 million, up 18.2% from the $16.3 million reported for the second quarter of 1994. Six months sales of $37.0 million were up 15.2% from the $32.1 million for the same period a year ago. The backlog of orders at June 30, 1995 reached $25.8 million, up 73.2% from the $14.9 million reported at Decemeber 31, 1994 which was the result of increased orders during the first six months of 1995. Six month orders were $48.8 million compared to $36.0 in the first six months of 1994, an increase of 35.5%. Second quarter orders of $21.3 million exceeded shipments by $2 million and were 19% ahead of the second quarter of 1994. Orders were down from the record level of the first quarter and the Company has begun to see a slight slowdown in domestic orders that is in line with industry forecasts.

Gross profit as a percentage of sales for the second quarter increased by 6.6% compared to the second quarter of 1994. The higher level of sales and a mix of more profitable products in sales in the second quarter of 1995 were the reasons for the increase.

The increases in the interest rates from the first six months of 1994 to the first six months of 1995 have caused the interest expense to increase by approximately 21% for the six month period.

                                                                          PAGE 7
                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of shareholders on April 18, 1995 management's nominees named below were elected as directors, three of the class whose term expires in 1998 and one for the balance of a term expiring in 1997, by the indicated votes cast for and withheld with respect to each nominee. Of the 1,006,170 shares of Common Stock which were represented at the meeting, 976,841 shares (97%) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.



     Name of Nominee              For          Withheld          Term-expiring
     Carl L. Gosewehr          976,841          29,329                 1998
     Edward Neuwirth           979,667          26,503                 1998
     Frank L. Schmit           991,893          14,277                 1998
     Randolph W. Carson        992,479          13,691                 1997

     Further information concerning this matter, including the name of each other director whose term of office as a director continued after the meeting, to expire in 1996 or 1997, is contained in the registrant's Proxy Statement dated March 20, 1995 with respect to the 1995 annual meeting of shareholders.

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





    8-11-95                                      THE OILGEAR COMPANY
                                                 -----------------------------
                                                     REGISTRANT



                                                 /S/  OTTO F. KLIEVE
                                                 -----------------------------
                                                      OTTO F. KLIEVE,
                                                      PRESIDENT


                                                 /S/  THOMAS J. PRICE
                                                 -----------------------------
                                                      THOMAS J. PRICE
                                                      VP-FINANCE AND CORPORATE
                                                                 SECRETARY

                              THE OILGEAR COMPANY

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1995


Exhibit
Number
   4.3(a)          Amendment No. 1 to Second Amendatory Loan Agreement dated
                   April 30, 1995

 27 The Oilgear Company Financial Data Schedule for the three months ended June 30, 1995.