Form 10-Q
period 1995-09-30
OILGEAR CO
filed 1995-11-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   September  30, 1995

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------      -------------------

    Commission file number          0-822
                          ------------------------

                              THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                    39-0514580
----------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


2300 SOUTH 51ST STREET, MILWAUKEE, WISCONSIN              53219
----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (414) 327-1700
------------------------------------------------------------------

                                 NOT APPLICABLE
-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X                   NO
                           -------                  -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at September 30, 1995
--------------------------------------------------------------------------------
Common Stock, $1.00 Par Value                           1,173,562

                          PART I - FINANCIAL INFORMATION                  PAGE 2
Item 1.  Financial Statements.

                              THE OILGEAR COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                        SEPTEMBER 30, 1995   DECEMBER 31, 1994
----------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                           $1,756,915           2,830,474
  Trade accounts receivable less allowance for doubtful receivables
  of $398,346 and $275,893 in 1995 and 1994, respectively             18,103,227          14,966,715
  Inventories                                                         24,462,115          22,296,710
  Prepaid expenses                                                       209,533             309,740
  Other current assets                                                   555,722             645,266
----------------------------------------------------------------------------------------------------
    Total current assets                                              45,087,512          41,048,905
----------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                              1,290,656           1,217,743
     Buildings                                                        10,657,825           9,393,778
     Machinery and equipment                                          34,980,973          33,128,068
     Drawings, patterns and patents                                    2,199,211           1,981,992
----------------------------------------------------------------------------------------------------
                                                                      49,128,664          45,721,581


  Less accumulated depreciation and amortization                     (23,345,900)        (21,019,373)

----------------------------------------------------------------------------------------------------

  Net property, plant and equipment                                   25,782,764          24,702,208
  Pension intangible                                                     800,000             800,000
  Other assets                                                         3,271,987           3,327,909
----------------------------------------------------------------------------------------------------
                                                                     $74,942,262          69,879,022
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                         SEPTEMBER 30, 1995   DECEMBER 31, 1994
----------------------------------------------------------------------------------------------------

Current liabilities:
  Short-term borrowings                                               $2,922,031           2,172,055
  Current installments of long-term debt                               3,080,726           3,038,515
  Accounts payable                                                     5,419,951           6,529,990
  Customer deposits                                                    3,004,354           1,022,109
  Accrued compensation                                                 2,068,743           2,270,593
  Other accrued expenses and income taxes                              2,760,092           2,302,716
----------------------------------------------------------------------------------------------------

    Total current liabilities                                         19,255,898          17,335,978
----------------------------------------------------------------------------------------------------

  Deferred income taxes                                                   35,603                   0
  Long-term debt, less current installments                           14,185,542          13,192,844
  Unfunded employee retirement plan costs                              6,900,000           6,900,000
  Unfunded postretirement health care costs                           11,477,000          11,180,000
  Other non-current liabilities                                          801,243             727,757
----------------------------------------------------------------------------------------------------
Total liabilities                                                     52,655,285          49,336,579
----------------------------------------------------------------------------------------------------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
   issued 1,173,562 and 1,137,938 shares in 1995 and 1994,
     respectively                                                      1,173,562           1,137,938
    Capital in excess of par value                                     8,226,573           7,803,727
    Retained earnings                                                 18,149,978          17,072,882
----------------------------------------------------------------------------------------------------
                                                                      27,550,113          26,014,547
Add(deduct):


Notes receivable from employees for purchase
    of common stock of the Company                                      (167,842)           (168,044)
Equity adjustments for foreign currency translation                       84,706            (124,060)
Equity adjustments for pension liability                              (5,180,000)         (5,180,000)
----------------------------------------------------------------------------------------------------
  Total shareholders' equity                                          22,286,977          20,542,443
----------------------------------------------------------------------------------------------------
                                                                     $74,942,262          69,879,022
====================================================================================================

See accompanying notes to consolidated financial statements.

                             THE OILGEAR COMPANY                          PAGE 3
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 September 30,                             September 30,
OPERATIONS                                  1995                   1994               1995                    1994
------------------------------------------------------------------------------------------------------------------
Net sales                            $21,499,167             17,963,673        $58,533,671              50,113,035
Cost of sales                         14,664,490             11,825,360         39,489,318              33,282,020
------------------------------------------------------------------------------------------------------------------
Gross profit                           6,834,677              6,138,313         19,044,354              16,831,015
Selling, general and
        administrative expenses        5,606,554              5,306,730         16,056,546              14,940,935
------------------------------------------------------------------------------------------------------------------
Operating income                       1,228,123                831,583          2,987,808               1,890,080
Interest expense                        (443,461)              (332,641)        (1,253,682)             (1,002,436)
Other income and expense                  48,746                164,415            333,141                 335,823
------------------------------------------------------------------------------------------------------------------
Income before income taxes               833,409                663,357          2,067,268               1,223,467
Income taxes                             215,452                  1,355            530,000                  52,000
------------------------------------------------------------------------------------------------------------------
Net income                              $617,957                662,002         $1,537,268               1,171,467
==================================================================================================================
Net income per share                       $0.53                   0.60              $1.33                    1.07
==================================================================================================================
Dividend per share                         $0.10                   0.05              $0.30                    0.15
==================================================================================================================



         See accompanying notes to consolidated financial statements.

                             THE OILGEAR COMPANY                          PAGE 4
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                  ---------------------------------
                                                                  September 30,       September 30,
                                                                           1995                1994
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                     $1,537,268             475,330
      Depreciation                                                    2,162,371           1,825,610
      Common stock issued in connection with:
        Funding of expense for the Employee Retirement Plan                   0             218,001
      Compensation element of sales to employees
          and employee savings plan                                      85,281             132,792

    Change in assets and liabilities:
      Trade accounts receivable                                      (2,861,725)           (444,058)
      Inventories                                                    (1,969,563)         (3,674,203)
      Prepaid expenses                                                  109,100            (160,168)
      Accounts payable                                               (1,196,405)            364,170
      Customer deposits                                               1,937,816             865,362
      Accrued compensation and pension expense                         (268,387)            395,988
      Unfunded employee benefit costs                                   297,000                   0
      Other, net                                                        373,974           1,256,945
----------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities            206,731           1,255,769
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                         (3,000,539)         (1,053,077)
  Reductions (additions) to other assets                                 86,033             (67,573)
----------------------------------------------------------------------------------------------------
        Net cash used by investing activities                        (2,914,506)         (1,120,650)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement            668,910           2,263,340
  Repayment of long-term debt                                        (1,015,672)         (1,664,615)
  Proceeds from issuance of long-term debt                            1,943,053                   0
  Other non-current liabilities                                          60,441              76,113
  Dividends paid                                                       (349,777)           (108,972)
  Purchase of treasury stock                                           (300,808)                  0
  Proceeds from sale of treasury stock                                  190,412                   0
  Proceeds from sale of common stock                                    337,024             284,427
  Payments received on notes receivable from employees                   36,368              29,277
----------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities              1,569,951             879,570
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  64,265            (556,604)
----------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents         (1,073,559)            458,085
Cash and cash equivalents:
----------------------------------------------------------------------------------------------------
  At beginning of year                                                2,830,474           1,746,673
  At end of period                                                   $1,756,915           2,204,758
===================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                         $1,140,586           1,028,159
    Income taxes                                                       $464,036             229,847
===================================================================================================


         See accompanying notes to consolidated financial statements.

                             THE OILGEAR COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories stated on the LIFO basis are valued at $16,292,730 at September 30, 1995. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $4,184,000 higher. As a result of the application of the LIFO cost method, the inventories cannot be segregated as to raw materials, work in process and finished goods.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.

RECLASSIFICATIONS

Prepaid pension costs of $2,362,810 which were included in "Other current assets" in the December 31, 1994 balance sheet have been relassified to "Other assets" to conform to the September 30, 1995 presentation.

OTHER INFORMATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. The results of operations for the three months and the nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for fiscal 1995. Management assumes the reader will have access to the December 31, 1994 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the notes in the Annual Report.

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

RESULTS OF OPERATIONS

Net sales for the third quarter were $21.5 million, up 19.7% from the $18.0 million reported for the third quarter of 1994. Nine months sales of $58.5 million were up 16.8% from the $50.1 million for the same period a year ago. Orders have exceeded shipments in all three quarters of 1995, resulting in a backlog of orders at September 30, 1995 of $27.6 million, up 85.2% from the $14.9 million reported at December 31, 1994. It is the highest backlog level since 1990. Nine month orders were $70.5 million compared to $53.6 million in the first nine months of 1994, an increase of 31.5%. Third quarter orders were $21.7 million, up 23% from the third quarter of 1994.

A significant increase in orders came from the Company's European customers. European orders increased by 57% to approximately $6.9 million in the third quarter of 1995 and increased by 71% to $23.8 million for the nine months ended September 30, 1995.

Despite comments supported by the National Fluid Power Association that industry indicators suggest a slowdown towards the end of the year, domestic orders increased by 10% to approximately $14.8 million in the third quarter of 1995 compared to the third quarter of 1994 and increased by 18% to $46.7 million for the nine months ended September 30, 1995. However, there can be no assurance that the Company won't experience the predicted slowdown during the fourth quarter of 1995 or during the beginning of fiscal 1996.

The increase in net sales resulted in an increase in the operating income for the third quarter of 1995 and the nine month period of 1995 compared to the same periods in 1994 by approximately 48% and 58%, respectively.

The increases in the interest rates from the first nine months of 1994 to the first nine months of 1995 and the increase in the amount of debt have caused the interest expense to increase by approximately 25% for the nine month period.

Increased foreign earnings before income taxes and the effect of the Alternative Minimum Tax on the United States earnings sharply increased income taxes.

                                                                          PAGE 7
                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              See Exhibit Index following the last page of this Form 10-Q which Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


11-13-95                                 THE OILGEAR COMPANY
                                             Registrant



                                        /s/ OTTO F. KLIEVE
                                            Otto F. Klieve
                                            President



                                        /s/ THOMAS J. PRICE
                                            Thomas J. Price
                                            VP-Finance and Corporate
                                                       Secretary

                              THE OILGEAR COMPANY

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1995


Exhibit
Number
--------

27 The Oilgear Company Financial Data Schedule for the nine months ended September 30, 1995.