Form 10-K405
period 1995-12-31
OILGEAR CO
filed 1996-04-01
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                         DECEMBER 31, 1995
                          -----------------------                  -------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------
Commission file number                               0-822
                      -----------------------------       ----------------------
                              THE OILGEAR COMPANY
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

                       WISCONSIN                                39-0514580
         -----------------------------------             ----------------------
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                  Identification No.)

2300 SOUTH 51ST STREET, POST OFFICE BOX 343924, MILWAUKEE, WISCONSIN  53234-3924
- --------------------------------------------------------------------  ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (414) 327-1700
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
                   -----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X           No
                                        ----             ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 4, 1996, 1,197,114 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $14.75 last sale price on March 20, 1996 in the Nasdaq Stock Market) held by non-affiliates (excludes a total of 676,981 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $7,671,962.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                          PART OF FORM 10-K
                                                        INTO WHICH PORTIONS OF
                 DOCUMENT                              DOCUMENT ARE INCORPORATED
                 --------                              -------------------------
         Annual Report to Shareholders for
         year ended December 31, 1995                       Parts I and II

         Proxy Statement for Annual Meeting
         of Shareholders on April 16, 1996                       Part III

                                     PART I


ITEM 1. BUSINESS.

     The primary business of The Oilgear Company ("Oilgear" or the "Registrant"; together with its subsidiaries, the "Company") and its subsidiaries is the manufacture and distribution of systems and value engineered components for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921.

     Principal Products, Markets and Methods of Distribution

     The Company's products primarily involve the flow, pressure, condition, control and measurement of liquids, which the Company refers to as Fluid Power. The Company provides advanced technology in the design and production of Fluid Power components, systems and electronic controls. Its product line includes hydraulic pumps, high pressure intensifier pumps, valves, controls, cylinders, motors, and fluid meters. The Company manufactures both radial and axial piston type hydraulic pumps in sizes delivering from approximately 4 gallons per minute to approximately 230 gallons per minute at pressures ranging up to 15,000 pounds per square inch. The intensifier pumps are reciprocating pumps operating at pressures up to 120,000 pounds per square inch. The valves manufactured are pressure control, directional control, servo valves and prefill valves for pressures up to 15,000 pounds per square inch. The Company's pumps and valves are controlled through the actions of manual, hydraulic, pneumatic, electric, and electrohydraulic controls or control systems. The cylinders manufactured are heavy duty special purpose cylinders operating at up to 3,500 pounds per square inch. The Company's bent axis and axial piston motors are produced in sizes ranging from .85 cubic inch per revolution to 44 cubic inch per revolution.

     The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components, systems and electronic controls. The Company's global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Its piston pumps, motors, valves, controls, manifolds, electronic systems and components, cylinders, reservoirs, skids, meters and other products are utilized in many industries such as the primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food industries. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance systems. A portion of the Company's business comes from responsive, high quality aftermarket sales and flexible rebuilding services which include exchange, factory rebuild and field repair service, along with customer education.

     The Company's products are sold in the United States and Canada directly through 8 district sales offices and by a network of approximately 60 distributors. Sales offices are located in Milwaukee, Wisconsin; Novi, Michigan; Cleveland, Ohio; Dallas and Longview, Texas; Laguna Hills, California; Lynnwood, Washington; Atlanta, Georgia; Kansas City, Missouri; St. George, Utah; and Doylestown, Pennsylvania. The Company's international sales are generated directly by employees located in Milwaukee, Wisconsin; Bedford and Leeds, England; Paris and Lyons, France; Hernani, Spain; Hattersheim-Eddersheim, Germany; Montirone, Italy; Taren Point, Australia; Belgaum, India; Song Nam City, South Korea; and Mexico City, Mexico; and by a worldwide network of approximately 20 distributors. An Oilgear licensee, Oilgear Japan, is responsible for sales of all equipment sold in Japan. The Company is also part of a joint venture company in India, Oilgear Towler Polyhydron Pvt. Ltd., which distributes products manufactured in the United States, as well as repairs and manufactures designated Oilgear products for the Indian market.

     Competition

     The Company is a supplier of components for the capital goods industry. Vigorous competition exists in this industry. The Company's products compete worldwide against the products of a number of domestic and foreign firms presently engaged in the industry, most of which are of greater overall size and resources than the Company. The principal methods of competition include price, product performance, product availability, service, and warranty.

     Customers

     No material part of the Company's business is dependent upon a single customer or a very few customers.

     Backlog

     The Company's backlog of orders believed to be firm as of December 31, 1995 was approximately $21,900,000, an increase of approximately $7,000,000 from the backlog of orders as of December 31, 1994, which was approximately $14,900,000. The Company expects that substantially all such orders will be filled in 1996. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries that utilize the Company's products.

     Raw Materials

     During the year, iron and steel castings, bearings, steel and other raw materials were generally available from a number of sources, and the Company is generally not dependent on any one supplier.

     Patents, Licenses, Franchises

     The Company has a number of United States and foreign patents. It does not consider its business to be materially dependent upon any patent, patent application or patent license agreement.

     Research and Development

     The Company's research and development activities are conducted by members of the engineering staff at its Milwaukee and Leeds, England plants, who spend a substantial amount of their time on research and development. During 1995, the Company expended $2,127,000, and during 1994 and 1993, $1,752,000 and $1,653,000, respectively, on the research and development activities of its engineering staff. The emphasis of the Company's product development efforts continues to be the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

     Environmental Matters

     To date, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect on the capital expenditures, earnings and competitive position of the Company. The Company does not presently anticipate that compliance with such provisions will have any material effect on its capital expenditures, earnings and competitive position in the future.

     Employees

     At December 31, 1995, the Company had 932 employees.

     Seasonal Aspects of Business

     The Company's business is not seasonal to any significant extent.

     Industry Segments and Principal Products

     The Company is engaged in one industry, the manufacture and distribution of fluid power systems and components for industrial machinery and industrial processes. The Company also provides repair parts and service for most of the products it manufactures. See "Principal Products, Markets and Methods of Distribution" above.

     Foreign and Domestic Operations and Export Sales

     Incorporated by reference to Note 2 of "Notes To Consolidated Financial Statements" on page 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 ("1995 Annual Report").

ITEM 2. PROPERTIES.

     Oilgear owns a one-story general office and factory building located on 20 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space.

     Oilgear owns a manufacturing plant in Longview, Texas, constructed of concrete block and steel, which contains approximately 44,000 square feet.

     A 99,000 square foot manufacturing facility is located in Fremont, Nebraska. To manage the increased demand for the Company's new products, the Company expanded its Fremont, Nebraska facility in 1995.

     The Company's Oilgear Towler GmbH subsidiary owns an approximately 25,000 square foot concrete block and steel manufacturing facility in Hattersheim-Eddersheim, Germany, subject to a mortgage.

     The Company's Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 62,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used by the electrical engineering department.

     The Company's Oilgear Towler Ltd. subsidiary also owns a small service and sales facility in Bedford, England.

     The Company's Oilgear Towler S.A. Spanish subsidiary owns a two-story manufacturing plant and office constructed of concrete and brick totaling approximately 35,000 square feet on approximately one acre of land in Hernani, Spain.

     The Company's Oilgear Towler S.A. French subsidiary owns, subject to a mortgage, a 9,000 square foot office building constructed of prefabricated steel materials located on approximately one-half acre of land in Paris, France.

     The Company's Oilgear Towler S.r.l. Italian subsidiary owns a two-story prefabricated concrete building on .6 acre of land in Montirone, Italy. The facility is used to repair and assemble customer equipment, as well as house sales and service functions.

     These properties are maintained in good condition and are adequate for present operations.

     Borrowings under the Company's domestic and foreign loan agreements are collateralized by substantially all domestic property, plant and equipment and by substantially all assets of the applicable foreign subsidiaries, respectively. See Notes 4 and 5 of "Notes To Consolidated Financial Statements" on page 16 in the 1995 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business.

     In October 1992, the United States Environmental Protection Agency ("EPA") contacted the Company for information regarding the possible disposal of waste at the Muskego Sanitary Landfill in Muskego, Wisconsin. The EPA made its request pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act. The Company duly responded, noting that "ordinary trash" may have been hauled to the Muskego site. In November 1992, the EPA notified the Company that it had been identified as a responsible party for purposes of remedial action at the Muskego Sanitary Landfill. On December 9, 1992, the EPA issued a unilateral administrative order under CERCLA directing 46 respondents to perform remedial action for the first operable unit (source control) and to reimburse the EPA for oversight costs. The Company was not named in the order. In a subsequent unilateral administrative order dated June 6, 1995 (the "1995 Order"), the EPA directed the Company and 55 other respondents to design and implement remedial measures for the second operable unit (groundwater remediation) at the Muskego site. The Company is participating with a group of respondents to address allocation issues. While the cost of remediation under the 1995 Order is not yet known, and while the allocation process is not yet complete, the Company's share is presently expected to be less than $40,000.
It is not certain what further action involving the Company, if any, may be brought regarding this matter, nor is it possible at this time to predict the ultimate outcome of any litigation or negotiation that might involve the Company.

     Oilgear is a member of a De Minimis Group of small volume waste contributors to the Conservation Chemical Company of Illinois, Inc. facility located in Gary, Indiana (the "CCCI Site"). The CCCI Site is the subject of a clean-up effort commenced by the EPA under CERCLA in 1985. The amount of waste contributed by Oilgear to the CCCI Site has been identified by the EPA as
 .0046% of the total contributed by the more than 200 waste generators identified by the EPA. The Company has accepted a de minimis settlement offered by the EPA pursuant to which the Company has agreed to pay $1,388.25. The Company expects the settlement to be finalized by mid-1996.

     In August 1995, the EPA contacted the Company for information regarding the possible disposal of waste by the Company at the former PCB Treatment, Inc. facilities in Kansas City, Missouri and Kansas, respectively. The EPA made its request pursuant to the provisions of CERCLA. The Company duly responded. The Company has had no further communications from the EPA since its response. It is not certain what further involvement the Company may have in this matter, if any, and, accordingly, it is not possible at this time to predict the exposure, if any, to the Company as a result of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

                                                OFFICES AND POSITIONS                   PRESENT OFFICE
         NAME             AGE                   HELD WITH REGISTRANT                      HELD SINCE
         ----             ---                   ---------------------                   --------------
David A. Zuege             54              President and Chief Executive                      1996(1)
                                           Officer; Director; Member of
                                           Executive Committee

Gerhard W. Bahner          57              Vice President - Engineering;                      1991(2)
                                           Director

Doward L. Runyan           64              Vice President - Manufacturing                     1987

Thomas J. Price            52              Vice President - Finance and Corporate
                                           Secretary                                          1994(3)

Hubert Bursch              56              Vice President - European                          1994(4)
                                           Operations

- ------------------
(1) Mr. Zuege was Secretary - Treasurer from 1972 to 1978, Vice President - Finance and Secretary from 1979 to 1993, Senior Vice President and Secretary for a portion of 1993, and Executive Vice President and Chief Operating Officer during the remainder of 1993 through 1995. He has been a member of the Board of Directors since 1982.

(2) Mr. Bahner has been employed with the Company in the engineering department since 1973. He has served as Director of Engineering from 1987 to 1991 and Managing Director of Oilgear's subsidiary, Oilgear Towler Ltd., from 1989 to 1991. He has been a member of the Board of Directors since 1992.

(3) Mr. Price has been employed in various positions with the Company since 1966. He served as Controller of the Company from 1977 to 1986, as Treasurer/Controller from 1987 to 1993, and as Treasurer/Controller and Secretary from 1993 to 1994.

(4) Mr. Bursch has been employed in various positions with the Company's European operations since 1966. He served as Geschaftsfuhrer of Oilgear GmbH (now Oilgear Towler GmbH) before his appointment as Chairman of the Board of Management - Europe in 1991, which office he held until January 1, 1994.

FORWARD-LOOKING INFORMATION

     Items 1, 3 and 7 of this Annual Report on Form 10-K and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of the Registrant which involve risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following: world economies, foreign currency conversion rates and world political stability.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Incorporated by reference to "Quarterly Financial Information" and "Equity" on pages 9 and 10, respectively, of the 1995 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     Incorporated by reference to "5 Year Summary" on page 11 of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference to "Management's Discussion" on pages 8 through 11 of the 1995 Annual Report.

     The second, third and fourth paragraphs under "Legal Proceedings" in Item 3 hereof are also incorporated herein in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary financial information required by this item are set forth on pages 12 through 20 and page 11, respectively, of the 1995 Annual Report and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to "Election of Directors" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 22, 1996, for its Annual Meeting of Shareholders on April 16, 1996 ("1996 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 6 through 10 and page 13, respectively, of the 1996 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 4 and 5 of the 1996 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)   Documents filed:

           1. and 2.  Financial Statements and Financial Statement Schedules.
                      See following "Index to Consolidated Financial Statements and Schedule," which is incorporated herein by reference.

           3. Exhibits. See Exhibit Index included as last part of this report, which index is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks preceding its exhibit number.

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed during the last quarter of 1995.

THE OILGEAR COMPANY AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule
- -----------------------------------------------------------------------------


The consolidated financial statements of The Oilgear Company and subsidiaries together with the report thereon of KPMG Peat Marwick LLP dated February 28, 1996, appearing on pages 12 through 20 of the 1995 Annual Report, are incorporated by reference into this Annual Report on Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements in the 1995 Annual Report.

ADDITIONAL FINANCIAL DATA

Independent Auditors' Report on Financial Statement Schedule

Submitted:

     II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or because the required information is given in the consolidated financial statements and the notes thereto.

                        INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE


The Board of Directors
The Oilgear Company:


Under date of February 28, 1996, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP





Milwaukee, Wisconsin
February 28, 1996

THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                     Additions                Deductions
                                                              -----------------------         ----------
                                                Balance at    Charged to                       Amounts
                                                beginning     costs and      Other           written off,    Balance at
                                                 of year       expenses   Adjustments(1)  net of recoveries  end of year
                                                ----------    ----------  -----------     -----------------  -----------

Allowances for losses from obsolescence
which is deducted on the balance sheet
from inventories:

  Year ended
  December 31, 1995                             $3,026,743     517,109       26,940            (404,678)      3,166,114
                                                -----------------------------------------------------------------------

  Year ended
  December 31, 1994                             $2,759,435     147,549      133,329             (13,570)      3,026,743
                                                -----------------------------------------------------------------------

  Year ended
  December 31, 1993                             $2,977,406      71,686     (104,656)           (185,001)      2,759,435
                                                -----------------------------------------------------------------------

Allowances for losses in collection which is deducted on the balance sheet from trade accounts receivable:

  Year ended
  December 31, 1995                             $  275,893      16,201        9,756              12,035         313,885
                                                -----------------------------------------------------------------------

  Year ended
  December 31, 1994                             $  401,000     378,257        9,298            (512,662)        275,893
                                                -----------------------------------------------------------------------

  Year ended
  December 31, 1993                             $  477,788     263,825          (60)           (340,553)        401,000
                                                -----------------------------------------------------------------------

(1) INCLUDES ADJUSTMENTS DUE TO FOREIGN CURRENCY TRANSLATION.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY
  (Registrant)

By   /s/ THOMAS J. PRICE                                      March 29, 1996
   -------------------------------------
     Thomas J. Price, Vice President of
     Finance and Corporate Secretary


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl L. Gosewehr, Otto F. Klieve and David A. Zuege, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                             ______________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*


                 /s/ DAVID A. ZUEGE                                        /s/ ROGER G. DE LONG
- ---------------------------------------------------         ----------------------------------------
             David A. Zuege, President                                   Roger G. DeLong, Director
            and Chief Executive Officer
     (Principal Executive Officer) and Director


                /s/ THOMAS J. PRICE                                         /s/ OTTO F. KLIEVE
- ---------------------------------------------------         ----------------------------------------
         Thomas J. Price, Vice President of                              Otto F. Klieve, Director
          Finance and Corporate Secretary
            (Principal Financial Officer
         and Principal Accounting Officer)


               /s/ CARL L. GOSEWEHR
- ---------------------------------------------------         --------------------------------------------
      Carl L. Gosewehr, Chairman of the Board                           Thomas L. Misiak, Director


               /s/ GERHARD W. BAHNER                                     /s/ EDWARD NEUWIRTH, JR.
- ---------------------------------------------------         --------------------------------------------
            Gerhard W. Bahner, Director                               Edward Neuwirth, Jr., Director


               /s/ RANDOLPH W. CARSON                                       /s/ FRANK L. SCHMIT
- ---------------------------------------------------         --------------------------------------------
            Randolph W. Carson, Director                                 Frank L. Schmit, Director

         *Each of these signatures is affixed as of March 29, 1996.

                              THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-822)

                                   * * * * *

                                 EXHIBIT INDEX

                        1995 ANNUAL REPORT ON FORM 10-K

                                                                  INCORPORATED
EXHIBIT                                                           HEREIN BY                 FILED
NUMBER                     DESCRIPTION                            REFERENCE TO:            HEREWITH
- ------                     -----------                            -------------            --------
   3.1       Restated Articles of Incorporation of The      Exhibit 3.1 to Registrant's
             Oilgear Company (as adopted March 18,          10-K for year ended
             1969)                                          December 31, 1994
                                                            ("1994 10-K")

   3.2       Bylaws of The Oilgear Company (as              Exhibit 3.2 to Registrant's
             amended and restated by the Board of           10-K for year ended
             Directors, effective January 1, 1992, to       December 31, 1991 ("1991
             reflect the revised Wisconsin Business         10-K")
             Corporation Law)

 *4

  4.1 (a)    Loan Agreement between The Oilgear             Exhibit 4.3 to Registrant's 10-Q
             Company and M&I Marshall & Ilsley              for the quarterly period ended
             Bank dated as of September 28, 1990,           June 30, 1994
             as amended and restated by a Second
             Amendatory Loan Agreement dated
             July 15, 1994

      (b)    Amendment No. 1 to Second Amendatory           Exhibit 4.3(a) to
             Loan Agreement dated April 30, 1995            Registrant's 10-Q for
                                                            the quarterly period
                                                            ended June 30, 1995

      (c)    Amendment No. 2 to Second Amendatory                                               X
             Loan Agreement dated November 20, 1995

**10.1       Consulting and Deferred Compensation           Exhibit 10.1 to 1991 10-K
             Agreement between Carl L. Gosewehr
             and The Oilgear Company, dated as of
             January 1, 1992




____________________

*Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

**Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                  INCORPORATED
EXHIBIT                                                           HEREIN BY                 FILED
NUMBER                     DESCRIPTION                            REFERENCE TO:            HEREWITH
- ------                     -----------                            -------------            --------
**10.2       The Oilgear Company Key Employee               Exhibit 10.5(a) to
             Stock Purchase Plan, as amended and            Registrant's 10-K for
             restated September 6, 1990                     year ended December 31,
                                                            1990 ("1990 10-K")

**10.3 (a)   The Oilgear Company Retirement                 Exhibit 10.6 to 1990 10-K
             Benefits Equalization Plan, effective as
             of March 1, 1991

       (b)   Amendment to The Oilgear Company                                                   X
             Retirement Benefits Equalization Plan
             adopted on December 13, 1995

**10.4 (a)   Oilgear Profit Sharing Program for             Exhibit 10.4(b) to
             Corporate Officers and Certain                 Registrant's 10-K for
             Executives, as amended effective               year ended December 31,
             January 1, 1993                                1992

       (b)   Oilgear Variable Compensation                  Exhibit 10.4(b)
             Program                                        to 1994 10-K

**10.5 (a)   Form of Deferred Compensation                  Exhibit 10.9 to
             Agreement with certain directors               Registrant's 10-K
             (December 8, 1971)                             for year ended
                                                            December 31, 1980

       (b)   The Oilgear Company Deferred Directors'        Exhibit 10.9(b) to
             Fee Plan, as amended and restated              Registrant's 10-K for
             December 14, 1983                              year ended December 31,
                                                            1983

       (c)   Amendment to The Oilgear Company                                                   X
             Deferred Directors' Fee Plan
             adopted on December 11, 1991

**10.6       The Oilgear Company 1992 Stock                 Exhibit A to Registrant's
             Option Plan                                    1993 Annual Meeting
                                                            Proxy Statement dated
                                                            March 26, 1993

**10.7 (a)   The Oilgear Company Directors' Stock           Exhibit 10.7 to Registrant's
             Plan                                           10-K for year ended December 31,
                                                            1993

       (b)   The Oilgear Company Amended and                Exhibit 10.7(b) to
             Restated Directors' Stock Plan                 1994 10-K

**10.8       Consulting and Deferred Compensation                                               X
             Agreement between Otto F. Klieve
             and The Oilgear Company, dated
             as of January 1, 1996

____________________

**Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                  INCORPORATED
EXHIBIT                                                           HEREIN BY                 FILED
NUMBER                     DESCRIPTION                            REFERENCE TO:            HEREWITH
- ------                     -----------                            -------------            --------
   13        Portions of The Oilgear Company 1995                                               X
             Annual Report incorporated by
             reference in this Form 10-K (pages
             8 through 20 thereof)

   21        Subsidiaries of The Oilgear Company                                                X

   23        Consent of KPMG Peat Marwick LLP                                                   X

   24        Power of Attorney                                                              Signature
                                                                                             Page in
                                                                                               this
                                                                                              Report

   27        Financial Data Schedule for the                                                    X
             year ended December 31, 1995

   99        Financial Statements and Exhibits                                                To be
             furnished in lieu of Form 11-K Annual                                           filed by
             Report for 1995 with respect to The                                              Amend-
             Oilgear Salaried Savings Plus Plan                                                ment
             (including related consent of KPMG
             Peat Marwick LLP)