Form 10-Q
period 1996-03-31
OILGEAR CO
filed 1996-05-15
CIK 74058

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                              SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   March  31, 1996

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                         to
                                   -----------------------    -------------

    Commission file number          0-822
                           ----------------------

                              THE OILGEAR COMPANY

            (Exact name of registrant as specified in its charter)

                    Wisconsin                                39-514580
       (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)


    2300 South 51st Street, Milwaukee, Wisconsin                 53219
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code  (414) 327-1700
- --------------------------------------------------------------------------------

                                NOT APPLICABLE
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X       NO
                                -------       -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding at March 31, 1996
- --------------------------------------------------------------------------------
   Common Stock, $1.00 Par Value                       1,197,114

                   PART I - FINANCIAL INFORMATION                         PAGE 2

ITEM 1.  FINANCIAL STATEMENTS.


                              THE OILGEAR COMPANY
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

Caption>
ASSETS                                                                                 MARCH 31, 1996              DECEMBER 31, 1995
====================================================================================================================================
Current assets:
 Cash and cash equivalents                                                                $2,590,015                   2,779,186
  Trade accounts receivable less allowance for doubtful receivables
  of $312,765 and $313,885 in 1996 and 1995, respectively                                 18,210,325                  16,383,534
  Inventories                                                                             26,851,123                  26,595,579
  Prepaid expenses                                                                           207,481                     414,029
  Other current assets                                                                       439,413                     409,726
- ------------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 48,298,357                  46,582,054
- ------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                                  1,264,056                   1,281,471
     Buildings                                                                             9,798,553                  10,773,276
     Machinery and equipment                                                              38,883,057                  36,964,751
     Drawings, patterns and patents                                                        2,346,340                   2,302,638
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          52,292,006                  51,322,136


Less accumulated depreciation and amortization                                           (24,977,594)                (24,214,130)

- ------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment                                                             27,314,412                  27,108,006
  Pension intangible                                                                         700,000                     700,000
  Other assets                                                                             3,615,599                   3,512,102
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $79,928,368                  77,902,162
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                                   MARCH 31, 1996              DECEMBER 31, 1995
===================================================================================================================================
Current liabilities:
  Short-term borrowings                                                                   $ 1,600,000                     500,000
  Current installments of long-term debt                                                    3,030,819                   3,324,359
  Accounts payable                                                                          6,855,118                   7,922,093
  Customer deposits                                                                         3,353,890                   2,704,924
  Accrued compensation                                                                      2,841,318                   2,555,159
  Other accrued expenses and income taxes                                                   3,166,115                   2,742,026
- ------------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                20,847,260                  19,748,561
- ------------------------------------------------------------------------------------------------------------------------------------
  Deferred income taxes                                                                        85,815                      87,498
  Long-term debt, less current installments                                                16,558,932                  16,074,896
  Unfunded employee retirement plan costs                                                   7,100,000                   7,100,000
  Unfunded postretirement health care costs                                                11,180,000                  11,180,000
  Other non-current liabilities                                                               961,583                     939,580
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          56,733,590                  55,130,535
- ------------------------------------------------------------------------------------------------------------------------------------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
   issued 1197114 and 1178255 shares in 1996 and 1995, respectively                         1,197,114                   1,178,255
    Capital in excess of par value                                                          8,565,866                   8,296,362
    Retained earnings                                                                      19,049,394                  18,675,513
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                           28,812,374                  28,150,130
Add (deduct):


Notes receivable from employees for purchase
    of common stock of the Company                                                           (280,143)                   (147,410)
Equity adjustments for foreign currency translation                                           142,547                     248,907
Equity adjustments for pension liability                                                   (5,480,000)                 (5,480,000)
- ------------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                               23,194,778                  22,771,627
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $79,928,368                  77,902,162
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                              THE OILGEAR COMPANY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                 March 31.
OPERATIONS                                                            1996                                 1995
- ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $21,523,314                           17,760,031
Cost of sales                                                   14,496,215                           11,920,740
- ------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     7,027,099                            5,839,291
Selling, general and
        administrative expenses                                  5,966,667                            5,158,105
                                                       -----------------------------------------------------------------------------
Operating income                                                 1,060,432                              681,186
Interest expense                                                  (386,954)                            (364,600)
Other income and expense                                           (27,252)                             111,977
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         646,226                              428,563
Income taxes                                                       152,000                               76,675
Net income                                                        $494,226                              351,888
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
Net income per share                                                 $0.42                                 0.31
- ------------------------------------------------------------------------------------------------------------------------------------
Dividend per share                                                   $0.10                                 0.10
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              THE OILGEAR COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                    THREE MONTHS ENDED
                                                                             MARCH 31.               MARCH 31.
                                                                                 1996                     1995
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                             $494,226                  351,888
      Depreciation                                                            824,655                  692,949
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                            33,716                   72,757

    Change in assets and liabilities:
      Trade accounts receivable                                            (1,918,566)                (604,765)
      Inventories                                                            (326,639)                (442,016)
      Prepaid expenses                                                        205,279                  (60,373)
      Accounts payable                                                     (1,052,917)              (1,354,249)
      Customer deposits                                                       653,541                  772,926
      Accrued compensation and pension expense                                297,201                  148,961
      Unfunded employee benefit costs                                               0                   99,000
      Other, net                                                              405,652                   70,948
- ------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                 (383,852)                (251,975)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (1,087,569)                (799,395)
  Reductions (additions) to other assets                                     (106,149)                  80,337
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                              (1,193,718)                (719,058)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                1,121,498                    5,536
  Repayment of long-term debt                                                (590,841)                (233,024)
  Proceeds from issuance of long-term debt                                    800,000                  244,778
  Other non-current liabilities                                                21,841                   37,498
  Dividends paid                                                             (120,345)                (115,330)


  Proceeds from sale of common stock                                           99,062                   75,376
  Payments received on notes receivable from employees                         22,851                   23,036
- ------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                    1,354,066                   37,870
- ------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                        34,333                   47,294
- ------------------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                 (189,171)                (885,868)
Cash and cash equivalents:
  At beginning of year                                                      2,779,186                2,830,474
  At end of period                                                         $2,590,015                1,944,606
- ------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
                                                                  ------------------------------------------------------------------
    Interest                                                                 $411,968                  206,586
                                                                  ------------------------------------------------------------------
    Income taxes                                                              $93,315                   24,603
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                              THE OILGEAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at March 31, 1996 and December 31, 1995 consist of the following:

                                      3-31-96           12-31-95
- ---------------------------------------------------------------------
Raw Materials                        $1,525,178         $1,440,263
Work in process                     $25,087,190        $24,921,466
Finished goods                       $3,386,755         $3,381,850
- ---------------------------------------------------------------------
                                    $29,999,123        $29,743,579
- ---------------------------------------------------------------------
LIFO reserve                         $3,148,000         $3,148,000
- ---------------------------------------------------------------------
Total                               $26,851,123        $26,595,579
- ---------------------------------------------------------------------


Inventories stated on the LIFO basis are valued at $17,652,671 at March 31, 1996. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $3,148,000 higher.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.

OTHER INFORMATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1995 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the notes in the Annual Report.

ITEM 2.                                                                   PAGE 6

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial position has not materially changed from December 31, 1995 and management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

Net sales for the first quarter were $21.5 million, up 21% from the $17.8 million reported for the first quarter of 1995. While orders fell slightly from the record $27.5 million in the first quarter of 1995 to $26 million for the same period in 1996, this quarter's orders still represent the second highest quarter in the Company's history. The backlog of orders at March 31, 1996 was $26.1 million, up 19% from the $21.9 million reported at December 31, 1995.


The net sales from the European companies was approximately $6.6 million, up 50% from the first quarter of 1995. Orders booked in the first quarter were greater than net sales in the first quarter for both the European companies and the domestic companies. This caused the backlog to increase by approximately 26% for the European companies and approximately 16% for the domestic companies.

The Company's first quarter performance was ahead of our internal projections, but the Company's management remain cautious as a result of the general slowdown reported by the fluid power industry.

Inflation and increased selling expenses caused operating expenses for the first quarter of 1996 to increase by 16% when compared to the first quarter of 1995. The increase in net sales resulted in a 56% increase in the operating income for the first quarter of 1996 compared to the same period in 1995.

Exchange losses on European transactions during the first quarter of 1996 compared with exchange gains during the first quarter of 1995 was the principal reason for the change in the Other Income and Expenses.

Increased foreign earnings before income taxes and the effect of the Alternative Minimum Tax on the United States earnings increased income taxes.

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





05-13-96                            THE OILGEAR COMPANY
- -------------------------------------------------------------------------------
                                      Registrant



                                    /S/  DAVID A. ZUEGE
- -------------------------------------------------------------------------------
                                         David A. Zuege,
                                         President and CEO



                                    /S/  THOMAS J. PRICE
- -------------------------------------------------------------------------------
                                         Thomas J. Price
                                         VP-Finance and Corporate
                                           Secretary

                              THE OILGEAR COMPANY

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1996


Exhibit
Number
- -------

 27 The Oilgear Company Financial Data Schedule for the three months ended March 31, 1996.