Form 10-Q
period 1996-06-30
OILGEAR CO
filed 1996-08-14
CIK 74058

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   June  30, 1996

                                     OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------

Commission file number          0-822
                       ------------------------

                             THE OILGEAR COMPANY
                             -------------------
           (Exact name of registrant as specified in its charter)

      Wisconsin                                             39-0514580
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)


  2300 South 51st Street, Milwaukee, Wisconsin                  53219
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


  Registrant's telephone number, including area code  (414) 327-1700
- ----------------------------------------------------------------------

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

                       YES   X                NO
                           -----                -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



  Class                                        Outstanding at June 30, 1996
- --------------------------------------------------------------------------------
Common Stock, $1.00 Par Value                           1,215,265

                                                                        Page 2
                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             THE OILGEAR COMPANY
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

Assets                                                  June 30, 1996  December 31, 1995
- -----------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                             $ 1,870,145       2,779,186
  Trade accounts receivable less allowance for
  doubtful receivables of $335,889 and $313,885
  in 1996 and 1995, respectively                         18,844,087      16,383,534
  Inventories                                            26,136,840      26,595,579
  Prepaid expenses                                          322,557         414,029
  Other current assets                                       34,284         409,726
- -----------------------------------------------------------------------------------------
    Total current assets                                 47,207,913      46,582,054
- -----------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                 1,245,034       1,281,471
     Buildings                                            9,772,124      10,773,276
     Machinery and equipment                             39,637,744      36,964,751
     Drawings, patterns and patents                       2,420,621       2,302,638
- -----------------------------------------------------------------------------------------
                                                         53,075,523      51,322,136


  Less accumulated depreciation and amortization        (25,797,473)    (24,214,130)


- -----------------------------------------------------------------------------------------
  Net property, plant and equipment                      27,278,050      27,108,006
  Pension intangible                                        700,000         700,000
  Other assets                                            3,683,178       3,512,102
                                                        $78,869,142      77,902,162
=========================================================================================


Liabilities and Shareholders' Equity                    June 30, 1996  December 31, 1995
- ----------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                          $0         500,000
  Current installments of long-term debt                  3,008,393       3,324,359
  Accounts payable                                        6,190,126       7,922,093
  Customer deposits                                       1,890,347       2,704,924
  Accrued compensation                                    2,869,525       2,555,159
  Other accrued expenses and income taxes                 4,029,864       2,742,026
- -----------------------------------------------------------------------------------------
    Total current liabilities                            17,988,255      19,748,561
- -----------------------------------------------------------------------------------------

  Deferred income taxes                                      83,248          87,498
  Long-term debt, less current installments              17,597,079      16,074,896
  Unfunded employee retirement plan costs                 7,100,000       7,100,000
  Unfunded postretirement health care costs              11,180,000      11,180,000
  Other non-current liabilities                             984,536         939,580
- -----------------------------------------------------------------------------------------
Total liabilities                                        54,933,118      55,130,535
- -----------------------------------------------------------------------------------------
  Shareholders' equity:
Common stock par value $1 per share,
  authorized 4,000,000 shares;
  issued 1,215,265 and 1,178,255 shares in
    1996 and 1995, respectively                           1,215,265       1,178,255
    Capital in excess of par value                        8,814,746       8,296,362
    Retained earnings                                    19,581,170      18,675,513
- -----------------------------------------------------------------------------------------
                                                         29,611,181      28,150,130
Add(deduct):


Notes receivable from employees for purchase
    of common stock of the Company                         (259,182)       (147,410)
Equity adjustments for foreign currency translation          64,026         248,907
Equity adjustments for pension liability                 (5,480,000)     (5,480,000)
- -----------------------------------------------------------------------------------------
  Total shareholders' equity                             23,936,024      22,771,627
- -----------------------------------------------------------------------------------------
                                                        $78,869,142      77,902,162
=========================================================================================

See accompanying notes to consolidated financial statements.

                                                                          Page 3
                             THE OILGEAR COMPANY
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                 June 30,                                  June 30,
Operations                                   1996              1995                    1996              1995
- ---------------------------------------------------------------------------------------------------------------
Net sales                             $23,576,057        19,274,473             $45,099,371        37,034,504
Cost of sales                          15,620,069        12,904,087              30,116,284        24,824,827
Gross profit                            7,955,987         6,370,386              14,983,086        12,209,677
Selling, general and
      administrative expenses           6,443,829         5,291,887              12,410,496        10,449,992
Operating income                        1,512,158         1,078,499               2,572,591         1,759,685
Interest expense                         (451,438)         (445,621)               (838,392)         (810,221)
Other income and expense                  (19,999)          172,418                 (47,251)          284,395
- ---------------------------------------------------------------------------------------------------------------
Income before income taxes              1,040,721           805,296               1,686,947         1,233,859
Income taxes                              368,000           237,873                 520,000           314,548
- ---------------------------------------------------------------------------------------------------------------
Net income                            $   672,721           567,423             $ 1,166,947           919,311
===============================================================================================================

===============================================================================================================
Net income per share                  $      0.56              0.49             $      0.98              0.80
===============================================================================================================
Dividend per share                    $      0.10              0.10             $      0.20              0.20
===============================================================================================================

See accompanying notes to consolidated financial statements.

                             THE OILGEAR COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                        June 30,            June 30,
                                                                           1996                1995
===========================================================
Cash flows from operating activities:
  Net earnings                                                      $ 1,166,947             919,311
    Depreciation                                                      1,644,534           1,451,566
    Common stock issued in connection with:

    Compensation element of sales to employees
      and employee savings plan                                          91,288              85,827

  Change in assets and liabilities:
    Trade accounts receivable                                        (2,656,384)           (932,085)
    Inventories                                                         326,381          (1,921,184)
    Prepaid expenses                                                     89,810            (100,498)
    Accounts payable                                                 (1,664,217)         (1,003,960)
    Customer deposits                                                  (788,494)          1,948,701
    Accrued compensation and pension expense                            352,226             113,839
    Unfunded employee benefit costs                                           0             198,000
    Other, net                                                        1,711,952            (231,864)
- ------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                  274,044             527,653
- ------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                         (1,978,997)         (2,079,829)
  Reductions (additions) to other assets                               (179,643)             91,684
- ------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                            (2,158,640)         (1,988,145)
- ------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement           (500,000)           (319,058)
  Repayment of long-term debt                                        (1,199,890)           (603,561)
  Proceeds from issuance of long-term debt                            2,500,000           1,709,721
  Other non-current liabilities                                          71,024              41,658
  Dividends paid                                                       (241,974)           (232,421)
  Purchase of treasury stock                                                  0            (225,856)
  Proceeds from sale of treasury stock                                        0             144,665
  Proceeds from sale of common stock                                    302,895             277,188
  Payments received on notes receivable from employees                   30,122              48,979
- ------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                    962,176             841,314
- ------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  13,379              81,822
- ------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash and cash equivalents               (909,041)           (537,356)
Cash and cash equivalents:
  At beginning of year                                                2,779,186           2,830,474
- ------------------------------------------------------------------------------------------------------
  At end of period                                                  $ 1,870,145           2,293,118
- --------------------------------------------------------------------==================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
                                                                    ==================================
    Interest                                                        $   819,110             760,355
                                                                    ==================================
    Income taxes                                                    $   253,831             342,218
- --------------------------------------------------------------------==================================

See accompanying notes to consolidated financial statements.

                                                                          Page 5
                             THE OILGEAR COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at June 30, 1996 and December 31, 1995 consist of the following:
                                         6-30-96        12-31-95
===============================================================================
Raw Materials                       $ 1,469,255     $ 1,440,263
===============================================================================
Work in process                     $24,157,282     $24,921,466
===============================================================================
Finished goods                      $ 3,470,963     $ 3,381,850
===============================================================================
                                    $29,097,500     $29,743,579
===============================================================================
LIFO reserve                        $ 2,636,000     $ 3,148,000
===============================================================================
Total                               $26,461,500     $26,595,579
===============================================================================


Inventories stated on the LIFO basis are valued at $17,142,045 at June 30, 1996. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $2,636,000 higher.

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

                                                                          Page 6
Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
In June 1996, the Company amended its revolving loan agreement. The amended agreement provides for borrowings up to $16,000,000 through April 30, 1999 and replaced the prior revolving loan agreement which provided for borrowings up to $11,000,000 through June 1997. Borrowings on the revolving loan agreement at June 30, 1996 were $12,700,000.

Short-term borrowings under a domestic line of credit were paid off with the proceeds from the new revolving loan agreement and the $2,000,000 domestic line of credit was canceled in June 1996.


The Company's financial position has not materially changed from December 31, 1995 and management believes the Company has adequate means for meeting future capital needs.




RESULTS OF OPERATIONS


Net sales for the second quarter were $23.6 million, up 22% from the $19.3 million reported for the second quarter of 1995. Net sales for the first six months of 1996 were $45.1 million, up 22% from the $37.1 million reported for the same period in 1995. The Company's' net sales (shipments) increased in both the domestic and European operations.

The increase in net sales caused the 1996 gross profit in the second quarter and the first six months to increase over the gross profits reported in 1995 by 25% and 23%, respectively.

Inflation and increased selling expenses caused operating expenses for the second quarter and the first six months of 1996 to increase compared to the operating expenses reported in the same periods of 1995 by 22% and 19%, respectively. The increase in net sales was the largest contributing factor to the increases in operating income, by 40% and 46%, respectively, for the second quarter and the first six months of 1996 compared to the same periods of 1995.

Exchange losses on European transactions during the first and second quarters of 1996 compared with exchange gains during the first and second quarters of 1995 were the principal reason for the change in the Other Income and Expenses.

Increased foreign earnings before income taxes and the effect of the Alternative Minimum Tax on the United States earnings increased income taxes.

The general slowdown in the fluid power industry began to impact the Company in the second quarter of 1996, as new orders from domestic and European markets declined from 1995 levels. The Company's backlog of orders declined during the second quarter to $22.2 million, about the same level as at the beginning of the year.

                                                                          Page 7
                         Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders on April 16, 1996 management's nominees named below were elected as directors of the class whose term expires in 1999, by the indicated votes cast for and withheld with respect to each nominee. Of the 1,053,708 shares of Common Stock which were represented at the meeting, at least 1,032,071 shares (98%) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.



  Name of Nominee              For      Withheld    Term-expiring
- ------------------------------------------------------------------
  Gerhard W. Bahner        1,032,071      21,637       1999
  Roger G. DeLong          1,032,366      21,342       1999
  Thomas L. Misiak         1,032,952      20,756       1999

     Further information concerning this matter, including the name of each other director whose term of office as a director continued after the meeting, to expire in 1997 or 1998, is contained in the registrant's Proxy Statement dated March 22, 1996 with respect to the 1996 annual meeting of shareholders.

                                                                          PAGE 8
                         Part II - OTHER INFORMATION

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





    08-12-96                                    THE OILGEAR COMPANY
- ------------------------------------------------------------------------------
                                                     REGISTRANT





                                                /S/  DAVID A. ZUEGE
- ------------------------------------------------------------------------------
                                                DAVID A. ZUEGE,
                                                PRESIDENT AND CEO




                                                /S/  THOMAS J. PRICE
- ------------------------------------------------------------------------------
                                                THOMAS J. PRICE
                                                VP-FINANCE AND CORPORATE
                                                               SECRETARY

                             THE OILGEAR COMPANY

                                EXHIBIT INDEX



                        Quarterly Report on Form 10-Q
                     For the Quarter Ended June 30, 1996


Exhibit
Number
 4.2 Loan Agreement by and between M&I Marshall & Ilsley Bank and The Oilgear Company dated as of September 28, 1990 as Amended and Restated as of June 17, 1996

 27 The Oilgear Company Financial Data Schedule for the six months ended June 30, 1996