Form 10-Q
period 1996-09-30
OILGEAR CO
filed 1996-11-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   September  30, 1996

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  -----------------------
Commission file number          0-822
                      ------------------------

                              THE OILGEAR COMPANY
                              -------------------
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                          39-0514580
--------------------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)


   2300 SOUTH 51ST STREET, MILWAUKEE, WISCONSIN                   53219
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


  Registrant's telephone number, including area code  (414) 327-1700
--------------------------------------------------------------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X                   NO
                           -------                  -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at September 30, 1996
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                         1,215,265

                 PART I - FINANCIAL INFORMATION                           PAGE 2
Item 1.  FINANCIAL STATEMENTS.

                              THE OILGEAR COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                                         SEPTEMBER  30, 1996         DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                                   $747,756            2,779,186
  Trade accounts receivable less allowance for doubtful receivables
  of $335,624 and $313,885 in 1996 and 1995, respectively                                   20,238,578           16,383,534
  Inventories                                                                               25,636,430           26,595,579
  Prepaid expenses                                                                             259,469              414,029
  Other current assets                                                                         504,085              409,726
-----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                    47,386,318           46,582,054
-----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                                    1,243,813            1,281,471
     Buildings                                                                              10,967,635           10,773,276
     Machinery and equipment                                                                39,614,762           36,964,751
     Drawings, patterns and patents                                                          2,464,409            2,302,638
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            54,290,619           51,322,136

  Less accumulated depreciation and amortization                                           (26,703,768)         (24,214,130)

-----------------------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                         27,586,851           27,108,006
  Pension intangible                                                                           700,000              700,000
  Other assets                                                                               3,609,598            3,512,102
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           $79,282,767           77,902,162
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                           SEPTEMBER 30, 1996          DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                             $0              500,000
  Current installments of long-term debt                                                     3,006,835            3,324,359
  Accounts payable                                                                           6,205,331            7,922,093
  Customer deposits                                                                          3,070,471            2,704,924
  Accrued compensation                                                                       2,694,248            2,555,159
  Other accrued expenses and income taxes                                                    3,825,514            2,742,026
-----------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                18,802,399           19,748,561
-----------------------------------------------------------------------------------------------------------------------------

  Deferred income taxes                                                                         76,941               87,498
  Long-term debt, less current installments                                                 16,486,901           16,074,896
  Unfunded employee retirement plan costs                                                    7,100,000            7,100,000
  Unfunded postretirement health care costs                                                 11,180,000           11,180,000
  Other non-current liabilities                                                              1,031,444              939,580
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           54,677,685           55,130,535
-----------------------------------------------------------------------------------------------------------------------------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
   issued 1,215,265 and 1,178,255 shares in 1996 and 1995, respectively                      1,215,265            1,178,255
    Capital in excess of par value                                                           8,814,747            8,296,362
    Retained earnings                                                                       20,100,681           18,675,513
----------------------------------------------------------------------------------------------------------------------------
                                                                                            30,130,693           28,150,130

Add(deduct):

Notes receivable from employees for purchase
    of common stock of the Company                                                            (240,096)            (147,410)
Equity adjustments for foreign currency translation                                            194,485              248,907
Equity adjustments for pension liability                                                    (5,480,000)          (5,480,000)
----------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                24,605,082           22,771,627
----------------------------------------------------------------------------------------------------------------------------
                                                                                           $79,282,767           77,902,162

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                              THE OILGEAR COMPANY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                   SEPTEMBER 30,
OPERATIONS                                   1996                    1995                    1996                     1995
-----------------------------------------------------------------------------------------------------------------------------
Net sales                             $22,160,979              21,499,167             $67,260,350               58,533,671
Cost of sales                          14,499,210              14,664,490              44,615,494               39,489,317
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                            7,661,769               6,834,677              22,644,856               19,044,354
Selling, general and
        administrative expenses         6,277,657               5,606,554              18,688,153               16,056,546
                                  -------------------------------------------------------------------------------------------
Operating income                        1,384,112               1,228,123               3,956,703                2,987,808
Interest expense                         (441,995)               (443,461)             (1,280,387)              (1,253,682)
Other income and expense                   13,435                  48,746                 (33,816)                 333,141
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                955,552                 833,409               2,642,499                2,067,268
Income taxes                              313,999                 215,452                 834,000                  530,000
-----------------------------------------------------------------------------------------------------------------------------
Net income                            $   641,553                 617,957             $ 1,808,499                1,537,268
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Net income per share                  $      0.53                    0.53             $      1.51                     1.33
-----------------------------------------------------------------------------------------------------------------------------
Dividend per share                    $      0.10                    0.10             $      0.30                     0.30
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              THE OILGEAR COMPANY                        PAGE 4
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                             1996                1995
-------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                       $1,808,499           1,537,268
      Depreciation                                                      2,538,200           2,162,371
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                       124,779              85,281

    Change in assets and liabilities:
      Trade accounts receivable                                        (3,936,802)         (2,861,725)
      Inventories                                                         914,748          (1,969,563)
      Prepaid expenses                                                    157,996             109,100
      Accounts payable                                                 (1,671,772)         (1,196,405)
      Customer deposits                                                   372,718           1,937,816
      Accrued compensation and pension expense                            155,972            (268,387)
      Unfunded employee benefit costs                                           0             297,000
      Other, net                                                          999,737             373,974
-------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities            1,464,076             206,731
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (3,052,726)         (3,000,539)
  Reductions (additions) to other assets                                 (101,566)             86,033
-------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                          (3,154,291)         (2,914,506)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement             (500,000)            668,910
  Repayment of long-term debt                                          (1,253,406)         (1,015,672)
  Proceeds from issuance of long-term debt                              1,400,000           1,943,053
  Other non-current liabilities                                           116,074              60,441
  Dividends paid                                                         (364,015)           (349,777)


  Proceeds from sale of common stock                                      283,095             226,628
  Payments received on notes receivable from employees                     35,518              36,368
-------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                 (282,733)          1,569,951
-------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   (58,482)             64,265
-------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents           (2,031,430)         (1,073,559)
Cash and cash equivalents:
  At beginning of year                                                  2,779,186           2,830,474
-------------------------------------------------------------------------------------------------------
  At end of period                                                       $747,756           1,756,915
-------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
                                                                 --------------------------------------
    Interest                                                           $1,219,430           1,140,586
                                                                 --------------------------------------
    Income taxes                                                         $429,196             464,036
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                              THE OILGEAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at September 30, 1996 and December 31, 1995 consist of the following:

                                                                           9-30-96         12-31-95
--------------------------------------------------------------------------------------------------------
Raw Materials                                                          $ 1,377,955       $ 1,440,263
Work in process                                                        $23,273,777       $24,921,466
Finished goods                                                         $ 3,620,698       $ 3,381,850
--------------------------------------------------------------------------------------------------------
                                                                       $28,272,430       $29,743,579
--------------------------------------------------------------------------------------------------------
LIFO reserve                                                           $ 2,636,000       $ 3,148,000
--------------------------------------------------------------------------------------------------------
Total                                                                  $25,636,430       $26,595,579
--------------------------------------------------------------------------------------------------------


Inventories stated on the LIFO basis are valued at $17,102,687 at September 30, 1996. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $2,636,000 higher.

Earnings per share
------------------

Earnings per share is based upon weighted average outstanding shares.

Other information
-----------------

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

                                                                        PAGE 6
ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

FINANCIAL CONDITION
-------------------

The Company's financial position has not materially changed from December 31, 1995 and management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS
---------------------

Net sales for the third quarter was $22.2 million, up 3% from the $21.5 million reported for the third quarter of 1995. Net sales for the first nine months of 1996 was $67.3 million, up 15% from the $58.5 million reported for the same period in 1995. The Company's Net sales (shipments) for the first nine months increased in both the domestic and European operations.

The increase in net sales caused the 1996 gross profit in the third quarter and the first nine months to increase over the gross profits reported in 1995 by 12% and 19%, respectively.

Increased development and selling expenses along with inflation caused operating expenses for the third quarter and the first nine months of 1996 to increase compared to the operating expenses reported in the same periods of 1995 by 12% and 16%, respectively.

The increase in net sales was the largest contributing factor in the increases in operating income, by 13% and 32%, respectively, for the third quarter and the first nine months of 1996 compared to the same periods of 1995.

Exchange losses on European transactions during the first nine months of 1996 compared with exchange gains during the same period of 1995 was the principal reason for the change in the Other Income and Expenses.

Increased foreign earnings before income taxes and the effect of using the Alternative Minimum Tax in 1995 and not in 1996 on United States earnings increased income taxes.

Orders for the third quarter totaled $21,028,000, down slightly from the $22,090,000 in orders reported for the third quarter of 1995, but well above the $17,500,000 million level in the third quarters of 1993 and 1994. The backlog of orders at the close of the quarter totaled $21,032,000, down slightly from $22,145,000 at the beginning of 1996.

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





    11-13-96                            THE OILGEAR COMPANY
                                      --------------------------
                                           REGISTRANT


                                        /S/  DAVID A. ZUEGE
                                      --------------------------
                                           DAVID A. ZUEGE,
                                           PRESIDENT AND CEO



                                        /S/  THOMAS J. PRICE
                                      --------------------------
                                           THOMAS J. PRICE
                                           VP-FINANCE AND CORPORATE
                                                      SECRETARY

                             THE OILGEAR COMPANY


                                EXHIBIT INDEX


                        Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1996



Exhibit
Number
--------

27 The Oilgear Company Financial Data Schedule for the nine months ended September 30, 1996.