Form 10-K405
period 1996-12-31
OILGEAR CO
filed 1997-03-31
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the fiscal year ended . . . . . . . . . DECEMBER 31, 1996 . . . . . . . . .

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . . . . . . to  . . . . . . . . . . . . . . . .
Commission file number  . . . . . . . . . . 0-822 . . . . . . . . . . . . . . .

                             THE OILGEAR COMPANY
                    . . . . . . . . . . . . . . . . . . .
           (Exact name of registrant as specified in its charter)

                WISCONSIN                                39-0514580
  . . . . . . . . . . . . . . . . . .                 . . . . . . . . .
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2300 SOUTH 51ST STREET, POST OFFICE BOX 343924,
MILWAUKEE, WISCONSIN                                       53234-3924
 . . . . . . . . . . . . . . . . . . . . . . . .       . . . . . . . . . .
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (414) 327-1700
                                                      . . . . . . . . . .

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $1.00 PAR VALUE
                  . . . . . . . . . . . . . . . . . . . . .
                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes          X                  No
                           . . . . . . . . .               . . . . . . . . . .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 3, 1997, 1,256,190 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $17.00 last sale price on March 12, 1997 in the Nasdaq Stock Market) held by non-affiliates (excludes a total of 699,164 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $9,469,442.

                      DOCUMENTS INCORPORATED BY REFE

                                                      PART OF FORM 10-K
                                               INTO WHICH PORTIONS OF DOCUMENT
                  DOCUMENT                             ARE INCORPORATED

         Annual Report to Shareholders for
         year ended December 31, 1996                   Parts I and II

         Proxy Statement for Annual Meeting
         of Shareholders on April 15, 1997                 Part III

                                     PART I


ITEM 1. BUSINESS.

     The primary business of The Oilgear Company ("Oilgear" or the "Registrant"; together with its subsidiaries, the "Company") and its subsidiaries is the manufacture and distribution of systems and value engineered components for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. A business description is also provided in Note 2 of "Notes to Consolidated Financial Statements" on pages 15-16 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 ("1996 Annual Report") and is hereby incorporated by reference.

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

     The Company's products are sold in the United States and Canada directly through 13 district sales offices and by a network of approximately 65 distributors. Sales offices are located in Milwaukee, Wisconsin; Novi, Michigan; Cleveland, Ohio; Dallas and Longview, Texas; Laguna Hills, California; Lynnwood, Washington; Atlanta, Georgia; Kansas City, Missouri; St. George, Utah; Doylestown, Pennsylvania; Ajax, Ontario, Canada; and Piqua, Ohio. The Company's international sales are generated directly by employees located in Milwaukee, Wisconsin; Bedford and Leeds, England; Paris, France; Hernani, Spain; Hattersheim-Eddersheim, Germany; Montirone, Italy; Taren Point, Australia; Belgaum, India; Song Nam City, South Korea; and Mexico City, Mexico; and by a worldwide network of approximately 20 distributors. An Oilgear licensee, Oilgear Japan, is responsible for sales of all equipment sold in Japan. The Company owns 51% of a joint venture company in India, Oilgear Towler Polyhydron Pvt. Ltd., which distributes products manufactured in the United States, as well as repairs and manufactures designated Oilgear products for the Indian market. In 1997, the Company established another joint venture company in India, Harman Oilgear Pvt. Ltd., which will design and manufacture a wide array of process automation systems for global distribution.

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

     Backlog

     The Company's backlog of orders believed to be firm as of December 31, 1996 was approximately $17,950,000, a decrease of approximately $3,950,000 from the backlog of orders as of December 31, 1995, which was approximately $21,900,000. The Company expects that substantially all such orders will be filled in 1997. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company's products.

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

     Research and Development

    The Company's research and development activities are conducted by members of the engineering staff at its Milwaukee and Leeds, England plants, who spend a substantial amount of their time on research and development. During 1996, the Company expended $2,315,000, and during 1995 and 1994, $2,127,000 and $1,752,000, respectively, on the research and development activities of its engineering staff. The emphasis of the Company product development efforts continues to be the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

     Employees

     At December 31, 1996, the Company had 997 employees.

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

     Foreign and Domestic Operations and Export Sales

     Incorporated by reference to Note 2 of "Notes To Consolidated Financial Statements" on pages 15-16 of the 1996 Annual Report.

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

     A 99,000 square foot manufacturing facility is located in Fremont, Nebraska. To manage the increased demand for the Company's new products, the Company expanded its Fremont, Nebraska facility in 1995, which facility is subject to a mortgage.

     The Company's Oilgear GmbH subsidiary owns an approximately 25,000 square foot concrete block and steel manufacturing facility in Hattersheim-Eddersheim, Germany, subject to a mortgage.

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

     Borrowings under the Company's domestic and foreign loan agreements are collateralized by substantially all domestic property, plant and equipment and by substantially all assets of the applicable foreign subsidiaries, respectively. See Notes 4 and 5 of "Notes To Consolidated Financial Statements" on pages 16-17 of the 1996 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business.

     In October 1992, the United States Environmental Protection Agency ("EPA") contacted the Company for information regarding the possible disposal of waste at the Muskego Sanitary Landfill in Muskego, Wisconsin. The EPA made its request pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act. The Company duly responded, noting that "ordinary trash" may have been hauled to the Muskego site. In November 1992, the EPA notified the Company that it had been identified as a responsible party for purposes of remedial action at the Muskego Sanitary Landfill. On December 9, 1992, the EPA issued a unilateral administrative order under CERCLA directing 46 respondents to perform remedial action at the Muskego site and to reimburse the EPA for oversight costs. The Company was not named in the order. In a subsequent unilateral administrative order dated June 6, 1995 (the "1995 Order"), the EPA directed the Company and 55 other respondents to design and implement remedial measures for the second operable unit (groundwater remediation) at the Muskego site. The Company is participating in a buyout settlement for the second operable unit and has tendered payment of $17,113. The Company expects the settlement to be finalized in 1997. It is not certain what further action involving the Company, if any, may be brought regarding this matter, nor is it possible at this time to predict the ultimate outcome of any litigation or negotiation that might involve the Company.

     Oilgear is a member of a De Minimis Group of small volume waste contributors to the Conservation Chemical Company of Illinois, Inc. facility located in Gary, Indiana (the "CCCI Site"). The CCCI Site is the subject of a clean-up effort commenced by the EPA under CERCLA in 1985. The amount of waste contributed by Oilgear to the CCCI Site was identified by the EPA as .0046% of the total contributed by the more than 200 waste generators identified by the EPA. In 1996, the Company finalized a de minimis settlement with the EPA concerning the CCCI Site, pursuant to which the Company paid $1,388.25.

     In August 1995, the EPA contacted the Company for information regarding the possible disposal of waste by the Company at the former PCB Treatment, Inc. facilities in Kansas City, Missouri and Kansas, respectively. The EPA made its request pursuant to the provisions of CERCLA. The Company duly responded. A steering committee has been formed to coordinate investigation of the sites on behalf of the potentially responsible parties and its investigation is currently underway. It is not certain what further involvement the Company may have in this matter, if any, and, accordingly, it is not possible at this time to predict the exposure, if any, to the Company as a result of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.


                                               OFFICES AND POSITIONS                             PRESENT OFFICE
NAME                       AGE                  HELD WITH REGISTRANT                               HELD SINCE
David A. Zuege             55              President and Chief Executive                             1996(1)
                                           Officer; Director; Member of
                                           Executive Committee

Gerhard W. Bahner          58              Vice President - Engineering;                             1991(2)
                                           Director

Doward L. Runyan           65              Vice President - Manufacturing                            1987

Thomas J. Price            53              Vice President - Finance and                              1994(3)
                                           Corporate Secretary

Hubert Bursch              57              Vice President - European                                 1994(4)
                                           Operations

Dale C. Boyke              46              Vice President - Marketing & Sales                        1997(5)

Robert D. Drake            42              Vice President - Asian/Latin                              1997(6)
                                           American Operations


__________________

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

(5) Mr. Boyke has been employed in various positions with the Company since 1973. He served as General Sales Manager for the United States and Canadian region from 1989 to 1996.

(6) Mr. Drake has been employed in various positions with the Company since 1982. He served as Director of International Sales from 1988 to 1996.


CAUTIONARY FACTORS

     This report contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

o Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries, such as Mexico, Spain and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability.

o Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

o The risk of strikes or other labor disputes at those locations which are unionized which could affect the Company's operations.

o Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products.

o Factors affecting the Company's financial performance or condition, including tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

o The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

o Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

o Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Incorporated by reference to "Quarterly Financial Information" and "Equity" on pages 9 and 10, respectively, of the 1996 Annual Report.


ITEM 6. SELECTED FINANCIAL DATA.

        Incorporated by reference to "5 Year Summary" on page 11 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference to "Management's Discussion" on pages 8 through 11 of the 1996 Annual Report. The second, third and fourth paragraphs under "Legal Proceedings" in Item 3 hereof are also incorporated herein in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary financial information required by this item are set forth on pages 12 through 19 and under the heading "Quarterly Financial Information" on page 9, respectively, of the 1996 Annual Report and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to "Election of Directors" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 25, 1997, for its Annual Meeting of Shareholders on April 15, 1997 ("1997 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 6 through 11 and page 14, respectively, of the 1997 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 4 and 5 of the 1997 Annual Meeting Proxy Statement.

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

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed during the last quarter of 1996.

THE OILGEAR COMPANY AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

________________________________________________________________________________

The consolidated financial statements of The Oilgear Company and subsidiaries together with the report thereon of KPMG Peat Marwick LLP dated March 4, 1997, appearing on pages 12 through 20 of the 1996 Annual Report, are incorporated by reference into this Annual Report on Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements in the 1996 Annual Report.

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

                        INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE


The Board of Directors
The Oilgear Company:


Under date of March 4, 1997, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      /s/ KPMG Peat Marwick LLP
                                                       KPMG Peat Marwick LLP





Milwaukee, Wisconsin
March 4, 1997

THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             Additions                           Deductions
                                                 -------------------------------------      -------------------
                                 Balance at        Charged to
                                 beginning         costs and               Other            Amounts written off,      Balance at
                                 of year            expenses             Adjustments(1)      net of recoveries       end of year
-----------------------------------------------------------------------------------------------------------------------------------
Allowances for losses from
obsolescence which is deducted
on the balance sheet from
inventories

  Year ended
  December 31, 1996            $3,166,114           20,895                   42,002                  (629,240)         2,599,771
-----------------------------------------------------------------------------------------------------------------------------------
  Year ended
  December 31, 1995            $3,026,743          517,109                   26,940                  (404,678)         3,166,114
-----------------------------------------------------------------------------------------------------------------------------------
  Year ended
  December 31, 1994            $2,759,435          147,549                  133,329                   (13,570)         3,026,743
-----------------------------------------------------------------------------------------------------------------------------------

Allowances for losses in
collection which is deducted
on the balance sheet from
trade accounts receivable

  Year ended
  December 31, 1996              $313,885          183,831                      (98)                 (279,464)           218,154
-----------------------------------------------------------------------------------------------------------------------------------
  Year ended
  December 31, 1995              $275,893           16,201                    9,756                    12,035            313,885
-----------------------------------------------------------------------------------------------------------------------------------
  Year ended
  December 31, 1994              $401,000          378,257                    9,298                  (512,662)           275,893
-----------------------------------------------------------------------------------------------------------------------------------


(1) Includes adjustments due to foreign currency translation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY
  (Registrant)

By   /s/ THOMAS J. PRICE                                        March 31, 1997
     ----------------------------------
     Thomas J. Price, Vice President of
     Finance and Corporate Secretary


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



          /s/ DAVID A. ZUEGE                           /s/ ROGER G. DE LONG
------------------------------------------      -------------------------------
       David A. Zuege, President                     Roger G. DeLong, Director
      and Chief Executive Officer
(Principal Executive Officer) and Director


         /s/ THOMAS J. PRICE                           /s/ OTTO F. KLIEVE
------------------------------------------      -------------------------------
  Thomas J. Price, Vice President of                Otto F. Klieve, Director
   Finance and Corporate Secretary
     (Principal Financial Officer
   and Principal Accounting Officer)


         /s/ CARL L. GOSEWEHR
------------------------------------------      -------------------------------
 Carl L. Gosewehr, Chairman of the Board           Thomas L. Misiak, Director


        /s/ GERHARD W. BAHNER                       /s/ EDWARD NEUWIRTH, JR.
------------------------------------------      -------------------------------
    Gerhard W. Bahner, Director                  Edward Neuwirth, Jr., Director


                                                       /s/ FRANK L. SCHMIT
------------------------------------------      -------------------------------
   Randolph W. Carson, Director                     Frank L. Schmit, Director


----------------
         *Each of these signatures is affixed as of March 31, 1997.

                              THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-822)

                                   * * * * *

                                 EXHIBIT INDEX

                        1996 ANNUAL REPORT ON FORM 10-K


                                                                  INCORPORATED
EXHIBIT                                                           HEREIN BY                     FILED
NUMBER                     DESCRIPTION                            REFERENCE TO:                 HEREWITH
-------                    -----------                            -------------                 --------
    3.1       Restated Articles of Incorporation of The           Exhibit 3.1 to
              Oilgear Company (as adopted March 18,               Registrant's 10-K for
              1969)                                               year ended December 31,
                                                                  1994 ("1994 10-K")

    3.2       Bylaws of The Oilgear Company (as                   Exhibit 3.2 to
              amended and restated by the Board of                Registrant's 10-K
              Directors, effective                                for year ended
              January 1, 1992, to                                 December 31, 1991 ("1991
              reflect the revised Wisconsin Business              10-K")
              Corporation Law)

   *4

    4.1       Loan Agreement between The Oilgear                  Exhibit 4.2 to
              Company and M&I Marshall & Ilsley                   Registrant's 10-Q
              Bank dated as of September 28,                      for the quarterly period ended
              1990, as amended and restated as of June            June 30, 1996
              17, 1996

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

 **10.3 (a)   The Oilgear Company Retirement                      Exhibit 10.6 to 1990 10-K
              Benefits Equalization Plan, effective
              as of March 1, 1991

        (b)   Amendment to The Oilgear Company                    Exhibit 10.3(b) to
              Retirement Benefits Equalization Plan               Registrant's
              adopted on December 13, 1995                        10-K for year ended
                                                                  December 31, 1995 ("1995
                                                                  10-K")




____________________

*Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

**Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                  INCORPORATED
EXHIBIT                                                           HEREIN BY                     FILED
NUMBER                     DESCRIPTION                            REFERENCE TO:                 HEREWITH
-------                    -----------                            -------------                 --------

 **10.4 (a)   Oilgear Profit Sharing Program for                 Exhibit 10.4(b) to
              Corporate Officers and Certain                     Registrant's 10-K for
              Executives, as amended effective                   year ended December 31,
              January 1, 1993                                    1992

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

        (c)   Amendment to The Oilgear Company                   Exhibit 10.5(c) to
              Deferred Directors' Fee Plan                       1995 10-K
              adopted on December 11, 1991

 **10.6       The Oilgear Company 1992 Stock                     Exhibit A to Registrant's
              Option Plan                                        1993 Annual Meeting
                                                                 Proxy Statement dated
                                                                 March 26, 1993

 **10.7 (a)   The Oilgear Company Directors' Stock               Exhibit 10.7 to Registrant's
              Plan                                               10-K for year ended December 31,
                                                                 1993

        (b)   The Oilgear Company Amended and                    Exhibit 10.7(b) to
              Restated Directors' Stock Plan                     1994 10-K

 **10.8       Consulting and Deferred Compensation               Exhibit 10.8 to
              Agreement between Otto F. Klieve                   1995 10-K
              and The Oilgear Company, dated
              as of January 1, 1996

   13         Portions of The Oilgear Company 1996                                                    X
              Annual Report incorporated by
              reference in this Form 10-K (pages 8
              through 20 thereof)

   21         Subsidiaries of The Oilgear Company                                                     X




____________________

**Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                                                                  INCORPORATED
EXHIBIT                                                           HEREIN BY              FILED
NUMBER                     DESCRIPTION                            REFERENCE TO:          HEREWITH
-------                    -----------                            -------------          --------

   23         Consent of KPMG Peat Marwick LLP                                               X

   24         Power of Attorney                                                         Signature
                                                                                          Page in
                                                                                           this
                                                                                          Report

   27         Financial Data Schedule for the                                                X
              year ended December 31, 1996

   99         Financial Statements and Exhibits                                           To be
              furnished in lieu of Form 11-K Annual                                     filed by
              Report for 1996 with respect to The                                        Amend-
              Oilgear Salaried Savings Plus Plan                                         ment
              (including related consent of KPMG
              Peat Marwick LLP)
