Form 10-Q
period 1997-03-31
OILGEAR CO
filed 1997-05-15
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   March  31, 1997

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________   to ___________________

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

                       YES ___X___                NO_____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at March 31, 1997
Common Stock, $1.00 Par Value                                 1,258,721

                              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                                 MARCH  31, 1997     DECEMBER 31, 1996
============================================================================================================
Current assets:
  Cash and cash equivalents                                                   $3,026,478           2,367,684
  Trade accounts receivable less allowance for doubtful receivables
  of $213,660 and $218,154 in 1997 and 1996, respectively                     15,820,593          14,894,195
  Inventories                                                                 26,275,928          26,229,868
  Prepaid expenses                                                               291,089             528,854
  Other current assets                                                           643,497             537,795
------------------------------------------------------------------------------------------------------------
    Total current assets                                                      46,057,585          44,558,396
-------------------------------------------------------------===============================================
Property, plant and equipment, at cost
     Land                                                                      1,215,694           1,283,679
     Buildings                                                                10,028,677          10,213,472
     Machinery and equipment                                                  43,353,909          42,512,215
     Drawings, patterns and patents                                            2,647,149           2,585,379
------------------------------------------------------------------------------------------------------------
                                                                              57,245,429          56,594,745


  Less accumulated depreciation and amortization                             (28,289,289)        (27,740,588)


------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                           28,956,140          28,854,157
  Pension intangible                                                             600,000             600,000
  Other assets                                                                 3,915,993           3,826,274
------------------------------------------------------------------------------------------------------------
                                                                             $79,529,718          77,838,827
-------------------------------------------------------------===============================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                 MARCH  31, 1997      DECEMBER 31, 1996
============================================================================================================

Current liabilities:
  Short-term borrowings                                                         $113,797             113,414
  Current installments of long-term debt                                       2,148,095           2,182,838
  Accounts payable                                                             5,623,189           5,728,452
  Customer deposits                                                            3,093,797           1,992,367
  Accrued compensation                                                         2,595,895           2,724,274
  Other accrued expenses and income taxes                                      2,556,421           3,154,282
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                 16,131,194          15,895,627
-------------------------------------------------------------===============================================

  Deferred income taxes                                                           68,054              74,300
  Long-term debt, less current installments                                   17,798,685          16,154,961
  Unfunded employee retirement plan costs                                      5,600,000           5,600,000
  Unfunded postretirement health care costs                                   11,109,000          11,109,000
  Other non-current liabilities                                                1,369,015           1,339,800
------------------------------------------------------------------------------------------------------------
Total liabilities                                                             52,075,948          50,173,688
------------------------------------------------------------------------------------------------------------
Minority Interest                                                                424,730             348,002
------------------------------------------------------------------------------------------------------------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
   issued 1,258,721 and 1,248,859 shares in 1997 and 1996, respective          1,258,721           1,248,859
    Capital in excess of par value                                             9,184,141           9,090,627
    Retained earnings                                                         21,178,868          20,828,365
------------------------------------------------------------------------------------------------------------
                                                                              31,621,730          31,167,851
Add(deduct):


Notes receivable from employees for purchase
    of common stock of the Company                                              (250,028)           (220,781)
Equity adjustments for foreign currency translation                             (262,662)            450,067
Equity adjustments for pension liability                                      (4,080,000)         (4,080,000)
------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                  27,029,040          27,317,137
------------------------------------------------------------------------------------------------------------
                                                                             $79,529,718          77,838,827
============================================================================================================

See accompanying notes to consolidated financial statements.

                    THE OILGEAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                                                                        FOR THREE MONTHS ENDED
                                                                                                 MARCH 31
Operations                                                                                  1997             1996
===================================================================================================================

Net Sales                                                                            $20,308,945         21,523,314
Cost of Products Sold                                                                 13,481,721         14,496,215
-------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                           6,827,225          7,027,099
Selling, General and
        Administrative Expenses                                                        5,890,340          5,966,667
                                                                    -----------------------------------------------
Operating Income                                                                         936,885          1,060,433
Interest Expense                                                                        (359,653)          (386,954)
Other Income and Expense                                                                  41,507            (27,252)
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                             618,739            646,226
Income taxes                                                                             133,894            152,000
------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                                                    484,845            494,227
Net earnings from minority interest                                                        8,470
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                                            $476,375            494,227
-------------------------------------------------==================================================================
Net Income Per Share                                                                        0.38               0.42
-------------------------------------------------==================================================================
Dividend Per Share                                                                         $0.10               0.10
------------------------------------------------===================================================================

See accompanying notes to consolidated financial statements.

                    THE OILGEAR COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                          FOR THREE MONTHS ENDED
                                                                                         MARCH 31          MARCH 31
                                                                                           1997              1996

====================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                        $476,375             494,226
      Depreciation                                                                       843,859             824,655
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                       43,878              33,716

    Minority interest in consolidated subsidiary                                           8,470                   0
    Change in assets and liabilities:
      Trade accounts receivable                                                       (1,322,069)         (1,918,566)
      Inventories                                                                       (399,927)           (326,639)
      Prepaid expenses                                                                   211,943             205,279
      Accounts payable                                                                    42,967          (1,052,917)
      Customer deposits                                                                1,145,697             653,541
      Accrued compensation and pension expense                                           (48,914)            297,201
      Unfunded employee benefit costs                                                          0                   0
      Other, net                                                                        (719,592)            321,343
--------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                             282,686            (468,160)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                                            (965,619)         (1,087,569)
  Reductions (additions) to other assets                                                 (81,000)                  0
--------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                         (1,046,620)         (1,087,569)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                                 220           1,121,498
  Repayment of long-term debt                                                           (616,308)           (590,841)
  Proceeds from issuance of long-term debt                                             2,331,680             800,000

  Dividends paid                                                                        (125,872)           (120,345)


  Proceeds from sale of common stock                                                       9,963              99,060
  Payments received on notes receivable from employees                                    20,288              22,851
--------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                               1,619,971           1,332,224
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                 (197,244)             34,335
--------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                             658,794            (189,170)
Cash and cash equivalents:
  At beginning of year                                                                 2,367,684           2,779,186
--------------------------------------------------------------------------------------------------------------------
  At end of period                                                                    $3,026,478           2,590,015
---------------------------------------------------------===========================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
                                                                                ====================================
    Interest                                                                            $254,154             411,968
                                                                                ====================================
    Income taxes                                                                         $59,756              93,315
-------------------------------------------------------=============================================================

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                                                3-31-97           12-31-96
                                                                -------           --------
Raw Materials                                                $ 1,441,974     $ 1,497,513
Work in process                                              $22,697,428     $23,212,707
Finished goods                                               $ 4,740,526     $ 4,431,648
----------------------------------------------------------------------------------------
                                                             $28,879,928     $29,141,868
----------------------------------------------------------------------------------------
LIFO reserve                                                 $ 2,604,000     $ 2,912,000
----------------------------------------------------------------------------------------
Total                                                        $26,275,928     $26,229,868
----------------------------------------------------------------------------------------


Inventories stated on the LIFO basis are valued at $17,453,006 at March 31, 1997. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $2,604,000 higher.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.

OTHER INFORMATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1996 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the notes in the Annual Report.

Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

FINANCIAL CONDITION


The Company's financial position has not materially changed from December 31, 1996 and management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

Record first quarter orders totaling $28.5 million were up approximately 10% from the $26.0 million in orders reported for the first quarter of 1996 and caused customer deposits to increase by approximately $1.1 million as compared to December 31, 1996. The backlog of orders at the close of the quarter totaled $26.2 million, up approximately 46% from the $18.0 million at the beginning of 1997.

A slow down in orders during the fourth quarter of 1996 caused net sales for the first quarter of 1997 to decrease by approximately 6% from the net sales reported for the first quarter of 1996. The Company's net sales for the first quarter of 1997 decreased in both the domestic and European operations.

Operating expenses in the first quarter of 1997 decreased slightly from the first quarter of 1996.

Lower interest rates on the Company's long term borrowings resulted in lower interest expense during the first quarter of 1997 as compared to the first quarter of 1996.

A decrease in the amount of exchange losses and an increase in interest income were the principal reasons for the change in other income.

The slight decrease of 3.6% in net earnings was the result of the decrease in net sales in the first quarter of 1997.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

  (c) On February 28, 1997, the Company sold an aggregate of 4,450 unregistered shares of its Common Stock ("Shares") pursuant to the Company's Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the "Plan"). The Shares were sold to certain officers and other key employees in an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $14.50, the market bid price on the date of purchase. In payment thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate purchase price, is payable in three equal annual installments, each of which will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.

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





5-13-97                                           THE OILGEAR COMPANY
                                                      Registrant
--------------------------------------------------------------------------------


                                                 /S/  DAVID A. ZUEGE
--------------------------------------------------------------------------------
                                                      David A. Zuege,
                                                      President and CEO



                                                 /S/  THOMAS J. PRICE
--------------------------------------------------------------------------------
                                                      Thomas J. Price
                                                      VP-Finance and Corporate
                                                                 Secretary

                              THE OILGEAR COMPANY
                          (COMMISSION FILE NUMBER 0-822)
                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1997


Exhibit
Number


27 The Oilgear Company Financial Data Schedule for the three months ended March 31, 1997.