Form 10-Q
period 1997-06-30
OILGEAR CO
filed 1997-08-12
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                         EXCHANGE ACT OF 1934

    For the quarterly period ended   June  30, 1997

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                         EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   ---------------------   ------------------

    Commission file number          0-822
                          --------------------------

                              THE OILGEAR COMPANY
                              -------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                         39-0514580
---------------------------------------        ---------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2300 South 51st Street, Milwaukee, Wisconsin                     53219
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (414) 327-1700

                                 NOT APPLICABLE
================================================================================
  (Former name, former address and former fiscal year, if changed since last report.)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X                NO
                           -------                --------
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                  Outstanding at June 30, 1997
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                                 1,261,014

                PART I - FINANCIAL INFORMATION            PAGE 2
ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                                                  JUNE  30, 1997      DECEMBER 31, 1996
===========================================================================================================================
Current assets:
  Cash and cash equivalents                                                            $     2,368,452            2,367,684
  Trade accounts receivable less allowance for doubtful receivables
  of $211,862 and $218,154 in 1997 and 1996, respectively                                   16,344,686           14,894,195
  Inventories                                                                               27,023,139           26,229,868
  Prepaid expenses                                                                             443,045              528,854
  Other current assets                                                                         636,589              537,795
---------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                    46,815,911           44,558,396
---------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                                    1,191,628            1,283,679
     Buildings                                                                               9,989,948           10,213,472
     Machinery and equipment                                                                45,165,774           42,512,215
     Drawings, patterns and patents                                                          2,710,879            2,585,379
---------------------------------------------------------------------------------------------------------------------------
                                                                                            59,058,229           56,594,745
  Less accumulated depreciation and amortization                                           (29,239,214)         (27,740,588)
---------------------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                         29,819,015           28,854,157
  Pension intangible                                                                           600,000              600,000
  Other assets                                                                               3,925,031            3,826,274
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $    81,159,957           77,838,827
---------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                                      JUNE  30, 1997   DECEMBER 31, 1996
===========================================================================================================================
Current liabilities:
  Short-term borrowings                                                                       $233,132              113,414
  Current installments of long-term debt                                                     1,228,762            2,182,838
  Accounts payable                                                                           7,182,805            5,728,452
  Customer deposits                                                                          2,303,059            1,992,367
  Accrued compensation                                                                       2,751,668            2,724,274
  Other accrued expenses and income taxes                                                    2,692,549            3,154,282
---------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                               16,391,975           15,895,627
---------------------------------------------------------------------------------------------------------------------------
  Deferred income taxes                                                                         66,596               74,300
  Long-term debt, less current installments                                                 18,903,275           16,154,961
  Unfunded employee retirement plan costs                                                    5,600,000            5,600,000
  Unfunded postretirement health care costs                                                 11,109,000           11,109,000
  Other non-current liabilities                                                              1,160,568            1,339,800
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           53,231,414           50,173,688
---------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                              455,447              348,002
---------------------------------------------------------------------------------------------------------------------------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
   issued 1,261,014 and 1,248,859 shares in 1997 and 1996, respectively                      1,261,014            1,248,859
    Capital in excess of par value                                                           9,232,597            9,090,627
    Retained earnings                                                                       21,680,931           20,828,365
---------------------------------------------------------------------------------------------------------------------------
                                                                                            32,174,542           31,167,851
Add(deduct):


Notes receivable from employees for purchase
    of common stock of the Company                                                            (216,571)            (220,781)
Equity adjustments for foreign currency translation                                           (404,875)             450,067
Equity adjustments for pension liability                                                    (4,080,000)          (4,080,000)
---------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                27,473,096           27,317,137
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $    81,159,957           77,838,827
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                              THE OILGEAR COMPANY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                   FOR SIX MONTHS ENDED
                                                          JUNE  30                              JUNE 30
OPERATIONS                                           1997             1996                1997                1996
==================================================================================================================
Net sales                                     $22,686,156       23,576,057           42,995,102         45,099,371
Cost of sales                                  14,969,432       15,620,069           28,451,153         30,116,284
------------------------------------------------------------------------------------------------------------------
Gross profit                                    7,716,724        7,955,987           14,543,949         14,983,087
Selling, general and
      administrative expenses                   6,352,866        6,443,829           12,243,205         12,410,496
------------------------------------------------------------------------------------------------------------------
Operating income                                1,363,859        1,512,158            2,300,744          2,572,591
Interest expense                                 (435,565)        (451,438)            (795,218)          (838,392)
Other income and expense                          (35,469)         (19,999)               6,037            (47,251)
------------------------------------------------------------------------------------------------------------------
Income before income taxes                        892,824        1,040,721            1,511,563          1,686,947
Income taxes                                      233,363          368,000              367,256            520,000
------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest             659,461          672,721            1,144,307          1,166,947
Net earnings from minority interest                32,231                0               40,702                  0
------------------------------------------------------------------------------------------------------------------
Net earnings                                  $   627,230          672,721            1,103,605          1,166,947
==================================================================================================================
Net income per share                          $      0.50             0.56                 0.87               0.98
==================================================================================================================
Dividend per share                            $      0.10             0.10                 0.20               0.20
==================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                         PAGE 4
                    THE OILGEAR COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                      FOR SIX MONTHS ENDED
                                                                                      JUNE 30           JUNE 30
                                                                                         1997              1996
===============================================================================================================
Cash flows from operating activities:
    Net earnings                                                                      $  1,103,605    1,166,947
      Depreciation                                                                       1,805,956    1,644,534
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                         91,508       91,288

    Minority interest in consolidated subsidiary                                            40,702            0
    Change in assets and liabilities:
      Trade accounts receivable                                                         (1,935,442)  (2,552,328)
      Inventories                                                                       (1,149,798)     387,645
      Prepaid expenses                                                                      57,482       90,203
      Accounts payable                                                                   1,625,269   (1,717,909)
      Customer deposits                                                                    361,153     (810,002)
      Accrued compensation and pension expense                                             132,331      325,409
      Unfunded employee benefit costs                                                            0            0
      Other, net                                                                          (635,214)   1,543,027
---------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                             1,497,553      168,813
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                                            (2,758,617)  (1,871,087)
  Reductions (additions) to other assets                                                   (81,000)           0
---------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                           (2,839,617)  (1,871,087)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                               119,848     (478,502)
  Repayment of long-term debt                                                           (1,261,606)    (275,120)
  Proceeds from issuance of long-term debt                                               3,214,441    1,500,000

  Dividends paid                                                                          (251,974)    (241,974)
  Purchase of treasury stock                                                               (47,975)           0
  Proceeds from sale of treasury stock                                                      48,909            0
  Proceeds from sale of common stock                                                        28,044      302,895
  Payments received on notes receivable from employees                                      38,783       30,122
---------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                                 1,888,471      837,421
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                   (545,639)     (44,188)
---------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                                   768     (909,040)
Cash and cash equivalents:
  At beginning of year                                                                   2,367,684    2,779,186
---------------------------------------------------------------------------------------------------------------
  At end of period                                                                    $  2,368,452    1,870,145
===============================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
===============================================================================================================
    Interest                                                                          $    656,873      819,110
===============================================================================================================
    Income taxes                                                                      $    270,189      253,831
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at June 30, 1997 and December 31, 1996 consist of the following:
                                            6-30-97           12-31-96
================================================================================
Raw Materials                        $     1,469,614     $    1,497,513
Work in process                      $    22,702,359     $   23,212,707
Finished goods                       $     5,344,166     $    4,431,648
                                     $    29,516,139     $   29,141,868
================================================================================
LIFO reserve                         $     2,493,000     $    2,912,000
================================================================================
Total                                $    27,023,139     $   26,229,868
================================================================================

Inventories stated on the LIFO basis are valued at $16,911,576 at June 30, 1997. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $2,493,000 higher.

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

                                                                          PAGE 6
ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

A 30,000 square foot plant expansion is in progress at the Fremont, Nebraska facility which increased additions to property plant and equipment by approximately $900,000 over the additions for the same period in 1996. During the construction period the Fremont facility expansion is being financed with the remaining balance of the $16,000,000 revolving line of credit. An alternate long-term financing arrangement is in process and is expected to be closed at the end of September or early October 1997.

The US dollar continued to rise against other currencies during the first half of 1997 which resulted in a lower US dollar value of the assets and liabilities converted from foreign currencies to US dollars. The net change in these US dollar amounts caused the change in the "Equity adjustments for foreign currency translation" balance sheet line.

The Company's management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

Second quarter orders for 1997 are up 18% from the second quarter of 1996 and for the first half of 1997 orders are up 14% from the first half of 1996. The backlog of orders increased to nearly $27 million at the end of second quarter from $18 million at the end of 1996.

Several major projects delayed by customers is the principle reason net sales decreased by 4% in the second quarter of 1997 and decreased by 5% in the first half of 1997 when compared to the respective periods in 1996.

The decrease in net sales is the primary reason gross profit, operating income, income before taxes and net income decreased in the second quarter of 1997 and the first half of 1997 compared to the respective periods in 1996.

Income taxes have decreased in the second quarter of 1997 and first half of 1997 by tax credits and net operating loss carryforwards from prior years.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                                                          PAGE 8
                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of shareholders on April 15, 1997 management's nominees named below were elected as directors of the class whose term expires in 2000, by the indicated votes cast for and withheld with respect to each nominee. Of the 1,256,190 shares of Common Stock which were entitled to vote at the meeting, 1,033,884 shares were represented in person or by proxy and 1,028,289 shares (99% of the shares represented) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.




     Name of Nominee                    For           Withheld    Term-expiring
     --------------------------------------------------------------------------
     Hubert Bursch                   1,028,289          5,595         2000
     David A. Zuege                  1,028,289          5,595         2000
     Randolph  W. Carson             1,028,289          5,595         2000

     Further information concerning this matter, including the name of each other director whose term of office as a director continued after the meeting, to expire in 1998 or 1999, is contained in the registrant's Proxy Statement dated March 25, 1997 with respect to the 1997 annual meeting of shareholders.

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





     8-11-97                                    THE OILGEAR COMPANY
--------------------------------------------------------------------------------
                                                     REGISTRANT



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

                              THE OILGEAR COMPANY
                          COMMISSION FILE NUMBER 0-822
                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1997


Exhibit
Number
-------

 27 The Oilgear Company Financial Data Schedule for the six months ended June 30, 1997.