Form 10-Q
period 1997-09-30
OILGEAR CO
filed 1997-11-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September  30, 1997

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -------------

                 Commission file number          0-822
                                        --------       ---------

                              THE OILGEAR COMPANY
                              -------------------
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                             39-0514580
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                    Identification No.)


 2300 SOUTH 51ST STREET, MILWAUKEE, WISCONSIN               53219
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code  (414) 327-1700
                                                     ---------------

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

                       YES    X                   NO
                             ---                       ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                 Outstanding September 30, 1997
--------------------------------------------------------------------------------
Common Stock, $1.00 Par Value                           1,271,606

                         PART I - FINANCIAL INFORMATION                  PAGE 2

ITEM 1. FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


ASSETS                                                          SEPTEMBER 30, 1997    DECEMBER 31, 1996
=======================================================================================================

Current assets:
  Cash and cash equivalents                                           $  2,607,143            2,367,684
  Trade accounts receivable less allowance for doubtful receivables
  of $211,557 and $218,154 in 1997 and 1996, respectively               18,140,897           14,894,195
  Inventories                                                           28,299,466           26,229,868
  Prepaid expenses                                                         520,792              528,854
  Other current assets                                                     621,265              537,795
-------------------------------------------------------------------------------------------------------
    Total current assets                                                50,189,563           44,558,396
-------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
  Land                                                                   1,194,228            1,283,679
  Buildings                                                             10,898,522           10,213,472
  Machinery and equipment                                               45,649,716           42,512,215
  Drawings, patterns and patents                                         2,761,583            2,585,379
-------------------------------------------------------------------------------------------------------
                                                                        60,504,049           56,594,745

Less accumulated depreciation and amortization                         (30,110,379)         (27,740,588)

-------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                       30,393,670           28,854,157
Pension intangible                                                         600,000              600,000
Other assets                                                             3,830,061            3,826,274
-------------------------------------------------------------------------------------------------------
                                                                       $85,013,294           77,838,827
-------------------------------------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY                            SEPTEMBER 30, 1997    DECEMBER 31, 1996
=======================================================================================================

Current liabilities:
  Short-term borrowings                                               $    169,400              113,414
  Current installments of long-term debt                                   649,471            2,182,838
  Accounts payable                                                       7,989,048            5,728,452
  Customer deposits                                                      2,690,296            1,992,367
  Accrued compensation                                                   2,850,812            2,724,274
  Other accrued expenses and income taxes                                2,854,182            3,154,282

-------------------------------------------------------------------------------------------------------
    Total current liabilities                                           17,203,209           15,895,627
-------------------------------------------------------------------------------------------------------

 Deferred income taxes                                                      65,411               74,300
 Long-term debt, less current installments                              21,680,267           16,154,961
 Unfunded employee retirement plan costs                                 5,600,000            5,600,000
 Unfunded postretirement health care costs                              11,109,000           11,109,000
 Other non-current liabilities                                           1,048,502            1,339,800
-------------------------------------------------------------------------------------------------------
Total liabilities                                                       56,706,389           50,173,688
-------------------------------------------------------------------------------------------------------
Minority interest                                                          449,450              348,002
-------------------------------------------------------------------------------------------------------
  Shareholders' equity:
Common stock par value $1 per share, authorized 4,000,000 shares;
  issued 1,271,606 and 1,248,859 shares in 1997 and 1996, respectively   1,271,606            1,248,859
    Capital in excess of par value                                       9,346,482            9,090,627
    Retained earnings                                                   22,239,370           20,828,365
-------------------------------------------------------------------------------------------------------
Add (deduct):                                                           32,857,458           31,167,851

Notes receivable from employees for purchase
  of common stock of the Company                                          (197,631)            (220,781)
Equity adjustments for foreign currency translation                       (722,372)             450,067
Equity adjustments for pension liability                                (4,080,000)          (4,080,000)
-------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                            27,857,455           27,317,137
-------------------------------------------------------------------------------------------------------
                                                                      $ 85,013,294           77,838,827
=======================================================================================================


See accompanying notes to consolidated financial statements.

                              THE OILGEAR COMPANY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                           THREE MONTHS ENDED          FOR NINE MONTHS ENDED
                              SEPTEMBER 30                  SEPTEMBER 30
Operations                1997            1996            1997          1996
===============================================================================

Net Sales             $21,644,085      22,160,979      64,639,187    67,260,350
Cost of sales          14,368,526      14,499,210      42,819,679    44,615,494
-------------------------------------------------------------------------------
Gross Profit            7,275,559       7,661,769      21,819,508    22,644,856

Selling, general and
 administrative
 expenses               6,070,072       6,277,657      18,313,277    18,688,153
-------------------------------------------------------------------------------
Operating income        1,205,487       1,384,112       3,506,231     3,956,703
Interest expense         (404,128)       (441,995)     (1,199,346)   (1,280,387)
Other income
 and expense              120,773          13,435         126,810       (33,816)
-------------------------------------------------------------------------------
Income before
 income taxes             922,132         955,552       2,433,695     2,642,499
Income taxes              242,744         313,999         610,000       834,000
-------------------------------------------------------------------------------
Net earnings before
 minority interest        679,388         641,553       1,823,695     1,808,500
Net earnings from
 minority interest         (6,212)              0          34,490             0
-------------------------------------------------------------------------------
Net earnings          $   685,600         641,553       1,789,205     1,808,500
===============================================================================
Net income per share  $      0.54            0.53            1.42          1.51
===============================================================================
Dividend per share    $      0.10            0.10            0.30          0.30
===============================================================================

See accompanying notes to consolidated financial statements.

                     THE OILGEAR COMPANY AND SUBSIDIARIES                 PAGE 4
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        FOR NINE MONTHS ENDED
                                                                                 SEPTEMBER 30            SEPTEMBER 30
                                                                                        1997                    1996
=====================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                  $1,789,205               1,808,499
      Depreciation                                                                 2,860,182               2,538,200
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                  129,121                 124,779

    Minority interest in consolidated subsidiary                                      34,490                       0
    Change in assets and liabilities:
      Trade accounts receivable                                                   (3,832,332)             (3,936,802)
      Inventories                                                                 (2,563,991)                914,748
      Prepaid expenses                                                               (23,584)                157,996
      Accounts payable                                                             2,468,305              (1,671,772)
      Customer deposits                                                              756,565                 372,718
      Accrued compensation and pension expense                                       229,620                 155,972
      Unfunded employee benefit costs                                                      0                       0
      Other, net                                                                    (283,786)              1,014,245
---------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                       1,563,796               1,478,585
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                                      (4,967,759)             (3,052,726)
  Reductions (additions) to other assets                                            (256,410)                      0
---------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                     (5,224,169)             (3,052,726)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                          54,436                (500,000)
  Repayment of long-term debt                                                     (1,874,251)             (1,253,406)
  Proceeds from issuance of long-term debt                                         6,020,069               1,400,000

  Dividends paid                                                                    (379,134)               (364,015)
  Purchase of treasury stock                                                         (47,975)                      0
  Proceeds from sale of treasury stock                                                48,909                       0
  Proceeds from sale of common stock                                                 129,871                 283,095
  Payments received on notes receivable from employees                                42,760                  35,518
---------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                           3,994,686                (398,807)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                              (94,853)                (58,481)
---------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                         239,460              (2,031,430)
Cash and cash equivalents:
  At beginning of year                                                             2,367,684               2,779,186
---------------------------------------------------------------------------------------------------------------------
  At end of period                                                                $2,607,144                 747,756
=====================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
=====================================================================================================================
    Interest                                                                        $935,061               1,219,430
=====================================================================================================================
    Income taxes                                                                    $351,377                 429,196
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                        PAGE 5
                     THE OILGEAR COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at September 30, 1997 and December 31, 1996 consist of the following:

                             9-30-97          12-31-96
--------------------------------------------------------------------------------
Raw Materials                $1,417,020       $1,497,513
Work in process             $23,429,936      $23,212,707
Finished goods               $5,488,510       $4,431,648
--------------------------------------------------------------------------------
                            $30,335,466      $29,141,868
--------------------------------------------------------------------------------
LIFO reserve                 $2,036,000       $2,912,000
--------------------------------------------------------------------------------
Total                       $28,299,466      $26,229,868
--------------------------------------------------------------------------------


Inventories stated on the LIFO basis are valued at $18,231,245 at September 30, 1997. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $2,036,000 higher.

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

                                                                          PAGE 6
ITEM 2.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

A large amount of orders shipped late in the third quarter of 1997 increased trade accounts receivable from the balance at December 31, 1996. A 60% increase in orders backlog, from approximately $18 million at December 31, 1996 to approximately $29 million at September 30, 1997, caused inventories and accounts payable to increase from their balances at December 31, 1996.

Increased demand for Oilgear products resulted in the expansion of the Fremont, NE plant and the improvement of certain manufacturing processes during the first three quarters of 1997 caused an increase in additions to property, plant and equipment when compared to the same period of 1996.

Most of the additions of property, plant and equipment have been financed with bank debt at September 30, 1997. On October 30, 1997 the Company closed on a $4,000,000 County of Dodge, Nebraska Variable Rate Demand Industrial Revenue Bonds issue. The proceeds were used to finance the building addition in Fremont, NE and will be used to finance future purchases of machinery and equipment at the Fremont, NE plant.

The US dollar continued to rise against other currencies during 1997 which resulted in a lower US dollar value of the assets and liabilities converted from foreign currencies to US dollars. The net change in these US dollar amounts caused the change in the "Equity adjustments for foreign currency translation" balance sheet line.

The Company's management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS

Third quarter orders for 1997 are up approximately 12% from the third quarter of 1996 and for the first three quarters of 1997 orders are up approximately 12% from the first three quarters of 1996. The backlog of orders increased to nearly $29 million at the end of the third quarter from $21 million at the end of the third quarter of 1996.

Unanticipated delays in major projects and labor shortages in certain key areas are the principle reasons net sales decreased by approximately 2% in the third quarter of 1997 and decreased by 4% in the first three quarters of 1997 when compared to the respective periods in 1996. The Company began to ship the delayed orders toward the end of the third quarter and net sales is anticipated to remain strong during the fourth quarter of 1997.

The last sentence of the preceding paragraph contains a forward-looking statement concerning the Company's sales prospects for the fourth quarter of fiscal 1997. This statement is based on the current expectations and beliefs of management, and involves certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual sales to differ materially from what is expected. In particular, the following factors may affect the Company's sales in the fourth quarter: foreign currency exchange rates, the financial and business conditions of the Company's customers and the state of the economy generally, unanticipated technological developments made by the Company's competitors and the Company's ability to maintain an effective sales force.

The decrease in net sales is the primary reason gross profit and operating income decreased in the third quarter of 1997 and the first three quarters of 1997 compared to the respective periods in 1996.

Non-Operating income (expense) for the nine months ended September 30, 1997 and 1996, respectively, consists of the following:

                                              9-30-97          9-30-96
----------------------------------------------------------------------------
Interest income                               $85,992          91,102
Foreign currency exchange gain (loss)         (85,347)        (69,800)
Miscellaneous, net                            126,165         (55,118)
============================================================================
                                              126,810         (33,816)
============================================================================

Income taxes have decreased in the third quarter of 1997 and first three quarters of 1997 by tax credits and net operating loss carryforwards from prior years.

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







11-14-97                           THE OILGEAR COMPANY
--------------------------------------------------------------------------------
                                        REGISTRANT


                                    /s/ DAVID A. ZUEGE
--------------------------------------------------------------------------------
                                     PRESIDENT AND CEO


                                    /s/ THOMAS J. PRICE
--------------------------------------------------------------------------------
                                    VP-FINANCE AND CORPORATE
                                               SECRETARY

                              THE OILGEAR COMPANY
                          COMMISSION FILE NUMBER 0-822
                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1997


Exhibit
Number


 27 The Oilgear Company Financial Data Schedule for the nine months ended September 30, 1997.