Form 10-K405
period 1997-12-31
OILGEAR CO
filed 1998-03-31
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to  ________

     Commission file number:   0-822

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

                           WISCONSIN                                                        39-0514580
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

      2300 SOUTH 51ST STREET, POST OFFICE BOX 343924, MILWAUKEE, WISCONSIN                            53234-3924
                    (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code:  (414) 327-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $1.00 par value
                                                            (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 2, 1998, 1,934,918 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $17.50 last sale price on March 20, 1998 in the Nasdaq Stock Market) held by non-affiliates (excludes a total of 1,012,107 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $16,149,193.


                       DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT        PART OF FORM 10-K INTO WHICH PORTIONS OF DOCUMENT
                                              ARE INCORPORATED
Annual Report to Shareholders for year ended
December 31, 1997                                          Parts I and II

Proxy Statement for Annual Meeting of Shareholders on         Part III
April 21, 1998

                                     PART I

ITEM 1. BUSINESS.

         The primary business of The Oilgear Company ("Oilgear" or the "Registrant"; together with its subsidiaries, the "Company") and its subsidiaries is the manufacture and distribution of systems and value engineered components for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. A business description is also provided in Note 2 of "Notes to Consolidated Financial Statements" on page 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 ("1997 Annual Report") and is hereby incorporated by reference.

         Principal Products, Markets and Methods of Distribution

         The Company's products primarily involve the flow, pressure, condition, control and measurement of liquids, which the Company refers to as Fluid Power. The Company provides advanced technology in the design and production of Fluid Power components, systems and electronic controls. Its product line includes hydraulic pumps, high pressure intensifier pumps, valves, controls, cylinders, motors, and fluid meters. The Company manufactures both radial and axial piston type hydraulic pumps in sizes delivering from approximately 4 gallons per minute to approximately 230 gallons per minute at pressures ranging up to 15,000 pounds per square inch. The intensifier pumps are reciprocating pumps operating at pressures up to 120,000 pounds per square inch. The valves manufactured are pressure control, directional control, servo valves and prefill valves for pressures up to 15,000 pounds per square inch. The Company's pumps and valves are controlled through the actions of manual, hydraulic, pneumatic, electric, and electrohydraulic controls or control systems. The cylinders manufactured are heavy duty special purpose cylinders operating at up to 3,500 pounds per square inch. The Company's bent axis and axial piston motors are produced in sizes ranging from .85 cubic inch per revolution to 44 cubic inches per revolution.

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

         The Company's products are sold in the United States directly through 13 district sales offices and by a network of approximately 65 distributors. Sales offices are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Novi, Michigan; Cleveland, Ohio; Dallas and Longview, Texas; Laguna Hills, California; Lynnwood, Washington; Atlanta, Georgia; Kansas City, Missouri; St. George, Utah; Doylestown, Pennsylvania; and Piqua, Ohio. The Company's international sales are generated directly by employees located in Milwaukee, Wisconsin; Ajax, Ontario, Canada; Bedford and Leeds, England; Paris, France; Hernani, Spain; Hattersheim-Eddersheim, Germany; Montirone, Italy; Taren Point, Australia; Belgaum and Bangalore, India; Taejon City, South Korea; Sao Paulo, Brazil; and Pachuca, Mexico; and by a worldwide network of approximately 20 distributors. An Oilgear licensee, Oilgear Japan, is responsible for sales of all equipment sold in Japan. The Company owns 51% of a joint venture company in India, Oilgear Towler Polyhydron Pvt. Ltd., which distributes products manufactured in the United States, as well as repairs and manufactures designated Oilgear products for the Indian market. In 1997, the Company invested in a 51% ownership of another joint venture company in India, Oilgear Harman Pvt. Ltd., which designs and manufactures a wide array of process automation systems for global distribution.

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

         Backlog

         The Company's backlog of orders believed to be firm as of December 31, 1997 was approximately $24,019,000, an increase of approximately $6,062,000 from the backlog of orders as of December 31, 1996, which was approximately $17,957,000. The Company expects that substantially all such orders will be filled in 1998. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company's products.

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

         Research and Development

         The Company's research and development activities are conducted by members of the engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. During 1997, the Company expended $2,543,000, and during 1996 and 1995, $2,315,000 and $2,127,000, respectively, on the research and development activities of its engineering staff. The emphasis of the Company product development efforts continues to be the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

         Employees

         At December 31, 1997, the Company had 1,092 employees.

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

         Foreign and Domestic Operations and Export Sales

         Incorporated by reference to Note 2 of "Notes To Consolidated Financial Statements" on page 14 of the 1997 Annual Report.

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

         A 132,000 square foot manufacturing facility, which is subject to a mortgage, is located in Fremont, Nebraska. To manage the increased demand for the Company's new products, the Company expanded its Fremont, Nebraska facility in 1995 by 21,000 square feet and in 1997 by 33,000 square feet. The 1997 expansion was financed through an industrial revenue bond issue. See Note 5 of "Notes to Consolidated Financial Statements" on page 15 of the 1997 Annual Report.

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

         Borrowings under the Company's domestic and foreign loan agreements are collateralized by substantially all domestic property, plant and equipment and by substantially all assets of the applicable foreign subsidiaries, respectively. See Notes 4 and 5 of "Notes To Consolidated Financial Statements" on pages 14 - 15 of the 1997 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business.

         The U.S. Environmental Protection Agency ("EPA") has identified the Company as a potentially responsible party ("PRP") for response costs incurred under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), pertaining to the Osage Metals site in Kansas City, Kansas. Oilgear was identified based upon a shipment made by it of 660 pounds of waste capacitors in 1985 (the "Shipment").

         The Shipment was originally sent to a facility owned by PCB Treatment, Inc. in Kansas City. PCB Treatment is also a Superfund site in Kansas City, Kansas and Missouri. By letter dated September 16, 1997, the EPA identified the Company as a PRP for costs incurred under CERCLA at the PCB Treatment site as well. Over 1,500 parties were identified as PRPs at the PCB Treatment site. (The Osage Metal site and the PCB Treatment site are referred to collectively as the "Sites.")

         Based upon information recently obtained about the Sites, a de micromis settlement will be offered to parties who contributed only a very small amount of waste to the Sites. In order to qualify, a company must be responsible for not more than 2,000 pounds of material. Since the Company has been identified as a generator of 660 pounds, it should qualify for the de micromis settlement. The de micromis settlement process should be completed during the summer of 1998, although the terms of such settlement have not yet been determined. Until they are, it is not certain what further action, if any, may be brought regarding the

Sites, nor is it possible at this time to predict the ultimate outcome of any litigation or further negotiation that might involve the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

                                                 OFFICES AND POSITIONS                PRESENT OFFICE
       NAME                     AGE              HELD WITH REGISTRANT                   HELD SINCE
       ----                     ---              ---------------------                --------------
David A. Zuege                   56     President and Chief Executive Officer;             1996(1)
                                        Director; Member of Executive Committee

Gerhard W. Bahner                59     Vice President - Engineering; Director             1991(2)

Thomas J. Price                  54     Vice President - Finance and Corporate             1994(3)
                                        Secretary

Hubert Bursch                    58     Vice President - European Operations; Director     1994(4)

Dale C. Boyke                    47     Vice President - Marketing & Sales                 1997(5)

Robert D. Drake                  43     Vice President - Asian/Latin American              1997(6)
                                        Operations

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

(4) Mr. Bursch has been employed in various positions with the Company's European operations since 1966. He served as Geschaftsfuhrer of Oilgear GmbH (now Oilgear Towler GmbH) before his appointment as Chairman of the Board of Management - Europe in 1991, which office he held until January 1, 1994. He has been a member of the Board of Directors since 1997.

(5) Mr. Boyke has been employed in various positions with the Company since 1973. He served as General Sales Manager for the United States and Canadian region from 1989 to 1996.

(6) Mr. Drake has been employed in various positions with the Company since 1982. He served as Director of International Sales from 1988 to 1996.

         CAUTIONARY FACTORS

         This report contains various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective," and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

- Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries, such as India, Spain and Italy, which have historically been less stable than the United States in several respects, including fiscal and political stability.

- Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

- The risk of strikes or other labor disputes at those locations which are unionized which could affect the Company's operations.

- Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products.

- Factors affecting the Company's financial performance or condition, including tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

- The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

- Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

- Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

- Financial and information system problems resulting with the advent of the twenty-first century and affecting the Company, its suppliers or its customers.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         Incorporated by reference to "Quarterly Financial Information" and "Equity" on pages 7 and 8, respectively, of the 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

         Incorporated by reference to "5 Year Summary" on page 9 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Incorporated by reference to "Management's Discussion" on pages 6 through 9 of the 1997 Annual Report. The second, third and fourth paragraphs under "Legal Proceedings" in Item 3 hereof are also incorporated herein in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary financial information required by this item are set forth on pages 10 through 20 and under the heading "Quarterly Financial Information" on page 7, respectively, of the 1997 Annual Report and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference to "Election of Directors" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 27, 1998, for its Annual Meeting of Shareholders on April 21, 1998 ("1998 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 5 through 10 and page 14, respectively, of the 1998 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of the 1998 Annual Meeting Proxy Statement.

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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of 1997.

THE OILGEAR COMPANY AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule



The consolidated financial statements of The Oilgear Company and subsidiaries together with the report thereon of KPMG Peat Marwick LLP dated March 2, 1998, appearing on pages 10 through 20 of the 1997 Annual Report, are incorporated by reference into this Annual Report on Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements in the 1997 Annual Report.

ADDITIONAL FINANCIAL DATA

Independent Auditors' Report

Submitted:

         II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or because the required information is given in the consolidated financial statements and the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Shareholders and the Board of Directors
The Oilgear Company:


Under date of March 2, 1998, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG Peat Marwick LLP


                                                        KPMG Peat Marwick LLP

Milwaukee, Wisconsin
March 2, 1998

THE OILGEAR COMPANY AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1997, 1996 and 1995



                                                                         Additions                   Deductions
                                                             --------------------------------        ----------
                                             Balance at      Charged to
                                             beginning        costs and          Other        Amounts written off,   Balance at
                                              of year         expenses       Adjustments(1)    net of recoveries     end of year
                                           -------------------------------------------------------------------------------------
Allowances for losses from obsolescence
which are deducted on the balance sheet
from inventories

  Year ended
  December 31, 1997                         $2,599,771         251,835           (78,013)         (277,689)           2,495,904
                                           ------------------------------------------------------------------------------------
  Year ended
  December 31, 1996                         $3,166,114          20,895            42,002          (629,240)           2,599,771
                                           ------------------------------------------------------------------------------------

  Year ended
  December 31, 1995                         $3,026,743         517,109            26,940          (404,678)           3,166,114
                                           ------------------------------------------------------------------------------------


Allowances for losses in collection which are deducted on the balance sheet from trade accounts receivable


  Year ended
  December 31, 1997                           $218,154         163,178            (8,399)         (161,561)             211,372
                                              ---------------------------------------------------------------------------------

  Year ended
  December 31, 1996                           $313,885         183,831               (98)         (279,464)             218,154
                                              ---------------------------------------------------------------------------------

  Year ended
  December 31, 1995                           $275,893          16,201             9,756            12,035              313,885
                                              ---------------------------------------------------------------------------------

(f) Includes adjustments due to foreign currency translation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY
  (Registrant)

By /s/ Thomas J. Price                                            March 30, 1998
   ------------------------------------
   Thomas J. Price, Vice President of
   Finance and Corporate Secretary


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Zuege and Thomas J. Price, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                             ----------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*


/s/ David A. Zuege                                /s/ Randolph W. Carson
------------------------------------------------- ------------------------------
         David A. Zuege, President                Randolph W. Carson, Director
        and Chief Executive Officer
 (Principal Executive Officer) and Director


/s/ Thomas J. Price                               /s/ Roger G. DeLong
------------------------------------------------- ------------------------------
    Thomas J. Price, Vice President -Finance and Roger G. DeLong, Director Corporate Secretary (Principal Financial Officer
           and Principal Accounting Officer)


------------------------------------------------- ------------------------------
Carl L. Gosewehr, Chairman of the Board           Thomas L. Misiak, Director


/s/ Gerhard W. Bahner                             /s/ Edward Neuwirth, Jr.
------------------------------------------------- ------------------------------
     Gerhard W. Bahner, Director                  Edward Neuwirth, Jr., Director


/s/ Hubert Bursch                                 /s/ Frank L. Schmit
------------------------------------------------- ------------------------------
      Hubert Bursch, Director                     Frank L. Schmit, Director

---------------
         *Each of these signatures is affixed as of March 30, 1998.

                               THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                           (COMMISSION FILE NO. 0-822)

                                    * * * * *
                                  EXHIBIT INDEX

                         1997 ANNUAL REPORT ON FORM 10-K


   EXHIBIT                                                                   INCORPORATED HEREIN              FILED
   NUMBER                           DESCRIPTION                                BY REFERENCE TO:              HEREWITH

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

*4

4.1            Loan Agreement between The Oilgear                     Exhibit 4.2 to Registrant's
               Company and M&I Marshall & Ilsley Bank                 10-Q for the quarterly
               dated as of September 28, 1990, as amended             period ended June 30, 1996
               and restated as of June 17, 1996

     (a)       Amendment No. 1 to Loan Agreement dated                                                          X
               October 11, 1996

     (b)       Amendment No. 2 to Loan Agreement dated                                                          X
               January 23, 1997

     (c)       Amendment No. 3 to Loan Agreement dated                                                          X
               July 21, 1997

--------
* Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.



   EXHIBIT                                                                   INCORPORATED HEREIN              FILED
   NUMBER                           DESCRIPTION                                BY REFERENCE TO:              HEREWITH
(d)            Amendment No. 4 to Loan Agreement dated                                                          X
               October 7, 1997

**10.1         Consulting and Deferred Compensation                   Exhibit 10.1 to 1991 10-K
               Agreement between Carl L. Gosewehr and
               The Oilgear Company, dated as of January 1,
               1992

**10.2         The Oilgear Company Key Employee Stock                 Exhibit 10.5(a) to
               Purchase Plan, as amended and restated                 Registrant's 10-K for year
               September 6, 1990                                      ended December 31, 1990
                                                                      ("1990 10-K")

**10.3
     (a)       The Oilgear Company Retirement Benefits                Exhibit 10.6 to 1990 10-K
               Equalization Plan, effective as of March 1,
               1991

     (b)       Amendment to The Oilgear Company Retirement            Exhibit 10.3(b) to
               Benefits Equalization Plan adopted on                  Registrant's 10-K for year
               December 13, 1995                                      ended December 31, 1995
                                                                      ("1995 10-K")

**10.4
     (a)       Oilgear Profit Sharing Program for Corporate           Exhibit 10.4(b) to
               Officers and Certain Executives, as amended            Registrant's 10-K for year
               effective January 1, 1993                              ended December 31, 1992

     (b)       Oilgear Variable Compensation Program                  Exhibit 10.4(b) to 1994
                                                                      10-K


--------
** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.



   EXHIBIT                                                                   INCORPORATED HEREIN              FILED
   NUMBER                           DESCRIPTION                                BY REFERENCE TO:              HEREWITH
**10.5
     (a)       Form of Deferred Compensation Agreement                Exhibit 10.9 to  Registrant's
               with certain directors (December 8, 1971)              10-K for year ended
                                                                      December 31, 1980

     (b)       The Oilgear Company Deferred Directors' Fee            Exhibit 10.9(b) to
               Plan, as amended and restated December                 Registrant's 10-K for year
               14, 1983                                               ended December 31, 1983

     (c)       Amendment to The Oilgear Company                       Exhibit 10.5(c) to 1995
               Deferred Directors' Fee Plan adopted on                10-K
               December 11, 1991

**10.6         The Oilgear Company 1992 Stock Option                  Exhibit A to Registrant's
               Plan                                                   1993 Annual Meeting Proxy
                                                                      Statement dated March 26,
                                                                      1993

**10.7
     (a)       The Oilgear Company Directors' Stock Plan              Exhibit 10.7 to Registrant's
                                                                      10-K for year ended
                                                                      December 31, 1993

     (b)       The Oilgear Company Amended and                        Exhibit 10.7(b) to 1994
               Restated Directors' Stock Plan                         10-K

**10.8         Consulting and Deferred Compensation                   Exhibit 10.8 to 1995 10-K
               Agreement between Otto F. Klieve and The
               Oilgear Company, dated as of January 1,
               1996

10.9           Agreements executed by The Oilgear
               Company in connection with an industrial revenue bond issue by County of Dodge,
               Nebraska:

-----------------
** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.



   EXHIBIT                                                                   INCORPORATED HEREIN              FILED
   NUMBER                           DESCRIPTION                                BY REFERENCE TO:              HEREWITH
     (a)       Lease Agreement between County of Dodge,                                                         X
               Nebraska, as Lessor, and The Oilgear
               Company, as Lessee, dated as of October 1,
               1997

     (b)       Building Improvement Lease from The                                                              X
               Oilgear Company, as Lessor, to County of
               Dodge, Nebraska, as Lessee, dated as of
               October 1, 1997

     (c)       Bond Guaranty Agreement by The Oilgear                                                           X
               Company to Norwest Bank Wisconsin,
               National Association, as Trustee and Paying
               Agent, dated as of October 1, 1997

     (d)       Credit Agreement by and between The                                                              X
               Oilgear Company and M&I Marshall &
               Ilsley Bank, dated as of October 1, 1997

     (e)       Tax Regulatory Agreement among Norwest                                                           X
               Bank Wisconsin, National Association, as
               Trustee, County of Dodge, Nebraska, as
               Issuer, and The Oilgear Company, as
               Borrower, dated as of October 1, 1997

13             Portions of The Oilgear Company 1997                                                             X
               Annual Report incorporated by reference in
               this Form 10-K (pages 6 through 20 thereof)

21             Subsidiaries of The Oilgear Company                                                              X

23             Consent of KPMG Peat Marwick LLP                                                                 X

24             Power of Attorney                                                                            Signatures
                                                                                                             Page in
                                                                                                               this
                                                                                                              Report

27   (a)       Financial Data Schedule for the year ended                                                       X
               December 31, 1997




   EXHIBIT                                                                   INCORPORATED HEREIN              FILED
   NUMBER                           DESCRIPTION                                BY REFERENCE TO:              HEREWITH
     (b)       Restated Financial Data Schedule for the year                                                    X
               ended December 31, 1996

99             Financial Statements and Exhibits furnished                                                     To be
               in lieu of Form 11-K Annual Report for 1997                                                     filed by
               with respect to The Oilgear Salaried Savings                                                    Amend-
               Plus Plan (including related consent of                                                         ment
               KPMG Peat Marwick LLP)