Form 10-Q
period 1998-03-31
OILGEAR CO
filed 1998-05-15
CIK 74058

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March  31, 1998

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  -----------------

Commission file number       0-822
                      ------------------

                           THE OILGEAR COMPANY
         (Exact name of registrant as specified in its charter)

        WISCONSIN                                           39-0514580
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


2300 SOUTH 51ST STREET, MILWAUKEE, WISCONSIN                  53219
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (414) 327-1700

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

                                  YES    X    NO
                                      ------    ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding March 31, 1998
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                         1,938,835

                      PART I - FINANCIAL INFORMATION                      PAGE 2

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                      MARCH 31, 1998 December 31, 1997
============================================================================================================
Current assets:
  Cash and cash equivalents                                                 $  2,580,685           3,010,929
  Trade accounts receivable, less allowance for doubtful receivables
  of $190,882 and $211,372 in 1998 and 1997, respectively                     21,561,263          18,677,849
  Inventories                                                                 27,581,343          26,396,825
  Prepaid expenses                                                               303,400             444,099
  Other current assets                                                         1,416,014           1,106,497
------------------------------------------------------------------------------------------------------------
Total current assets                                                          53,442,705          49,636,199
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                      1,060,034           1,072,366
     Buildings                                                                11,274,923          11,231,982
     Machinery and equipment                                                  47,987,660          46,628,669
     Drawings, patterns and patents                                            3,338,069           3,280,865
------------------------------------------------------------------------------------------------------------
                                                                              63,660,686          62,213,882


     Less accumulated depreciation and amortization                          (31,923,128)        (30,834,701)

------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                           31,737,558          31,379,181
  Pension intangible                                                             500,000             500,000
  Other assets                                                                 6,961,661           7,681,978
------------------------------------------------------------------------------------------------------------
                                                                            $ 92,641,924          89,197,358
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                        MARCH 31, 1998 December 31, 1997
============================================================================================================

Current liabilities:
  Short-term borrowings                                                     $  4,001,822           4,078,147
  Current installments of long-term debt                                       1,347,172           1,488,301
  Accounts payable                                                             8,624,053           8,166,590
  Customer deposits                                                            2,957,786           2,396,477
  Accrued compensation                                                         2,728,575           2,546,207
  Other accrued expenses and income taxes                                      3,694,862           3,535,224

------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     23,354,270          22,210,946
------------------------------------------------------------------------------------------------------------


Long-term debt, less current installments                                     22,573,721          20,791,956
Unfunded employee retirement plan costs                                        1,700,000           1,700,000
Unfunded postretirement health care costs                                     10,970,000          10,970,000
Other noncurrent liabilities                                                   1,240,805           1,194,928
------------------------------------------------------------------------------------------------------------
Total liabilities                                                             59,838,796          56,867,830
------------------------------------------------------------------------------------------------------------
Minority Interest in consolidated subsidiaries                                   515,921             501,965
Shareholders' equity:
  Common stock, par value $1 per share, authorized 4,000,000 shares;
  issued 1,938,825 and 1,927,103 shares in 1998 and 1997, respectively         1,938,825           1,927,103
------------------------------------------------------------------------------------------------------------
Capital in excess of par value                                                 8,952,342           8,793,822
Retained earnings                                                             23,265,176          22,999,174
                                                                              34,156,343          33,720,099
Add(deduct):


  Notes receivable from employees for purchase of common stock of the Company   (250,761)           (182,221)
Other comprehensive income:
  Equity adjustments from foreign currency translations                         (898,375)           (990,315)
  Equity adjustments for pension liability                                      (720,000)           (720,000)
------------------------------------------------------------------------------------------------------------
                                                                              (1,618,375)         (1,710,315)
------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                  32,287,207          31,827,563
------------------------------------------------------------------------------------------------------------
                                                                            $ 92,641,924          89,197,358
============================================================================================================

See accompanying notes to consolidated financial statements.

                   THE OILGEAR COMPANY AND SUBSIDIARIES                   PAGE 3
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                   FOR THREE MONTHS ENDED
                                                           MARCH 31
OPERATIONS                                            1998           1997
=========================================================================
Net sales                                      $21,971,038     20,308,945
Cost of sales                                   15,212,085     13,481,720
-------------------------------------------------------------------------
Gross profit                                     6,758,953      6,827,225
Selling, general and
        administrative expenses                  5,891,670      5,890,340
-------------------------------------------------------------------------
Operating income                                   867,283        936,885
Interest expense                                  (461,756)      (359,653)
Other non-operating income                         135,149         41,507
-------------------------------------------------------------------------
Earnings before income taxes                       540,676        618,739
Income taxes                                       125,000        133,894
-------------------------------------------------------------------------
Net earnings before minority interest              415,676        484,846
Net earnings from minority interest                 13,956          8,470
-------------------------------------------------------------------------
Net earnings                                      $401,720        476,375
=========================================================================
Basic earnings per share of common stock             $0.21           0.25
=========================================================================
Diluted earnings per share of common stock           $0.21           0.25
=========================================================================
Dividend per share                                   $0.07           0.07
=========================================================================
Basic weighted average outstanding shares        1,930,028      1,881,092
=========================================================================
Diluted weighted average outstanding shares      1,943,308      1,893,646
=========================================================================

See accompanying notes to consolidated financial statements.

                   THE OILGEAR COMPANY AND SUBSIDIARIES                   PAGE 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THREE MONTHS ENDED
                                                                                   MARCH 31     MARCH 31
                                                                                       1998         1997
========================================================================================================
Cash flows from operating activities:
   Net earnings                                                                $   401,720       476,375
   Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
     Depreciation                                                                1,024,567       843,859
     Common stock issued in connection with:

     Compensation element of sales to employees
        and employee savings plan                                                   33,585        43,878

   Minority interest in consolidated subsidiary                                     13,956         8,470
   Change in assets and liabilities:
    Trade accounts receivable                                                   (2,904,984)   (1,322,069)
    Inventories                                                                 (1,136,068)     (399,927)
    Prepaid expenses                                                               135,355       211,943
    Accounts payable                                                               442,378        42,967
    Customer deposits                                                              573,592     1,145,697
    Accrued compensation                                                           194,407       (48,914)
    Other, net                                                                    (165,818)     (719,592)
--------------------------------------------------------------------------------------------------------
       Net cash provided (used) by operating activities                         (1,387,310)      282,686
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                          (1,377,774)     (965,619)
  Investments in subsidiaries                                                            0       (81,000)
--------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                   (1,377,774)   (1,046,619)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreements                      (76,627)          220
  Repayment of long-term debt                                                     (208,251)     (616,308)
  Proceeds from issuance of long-term debt                                       1,869,710     2,331,680
  Use of cash restricted for capital expenditures                                  794,487             0
  Dividends paid                                                                  (135,718)     (125,872)
  Proceeds from sale of common stock                                                47,112         9,963
  Payments received on notes receivable from employees                              21,005        20,288
--------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                2,311,717     1,619,971
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                             23,123      (197,244)
--------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                      (430,244)      658,794
Cash and cash equivalents:
  At beginning of period                                                         3,010,929     2,367,684
--------------------------------------------------------------------------------------------------------
  At end of period                                                             $ 2,580,685     3,026,478
========================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
                                  ======================================================================
    Interest                                                                   $   417,929       254,154
                                  ======================================================================
    Income taxes                                                               $    40,873        59,756
========================================================================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1997 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the consolidated financial statements and notes in the 1997 Annual Report.

INVENTORIES

Inventories at March 31, 1998 and December 31, 1997 consist of the following:

                                               3-31-98       12-31-97
======================================================================
Raw Materials                                $ 2,799,998     1,740,946
Work in process                               22,553,006    21,924,987
Finished goods                                 4,453,339     4,960,892
======================================================================
                                              29,806,343    28,626,825
======================================================================
LIFO reserve                                  (2,225,000)   (2,230,000)
======================================================================
Total                                        $27,581,343    26,396,825
======================================================================


Inventories stated on the LIFO basis are valued at $18,524,000 at March 31, 1998. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $2,225,000 higher.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.



OTHER COMPREHENSIVE INCOME

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Comprehensive income (loss) and the components of other comprehensive income
(loss) for the three months ended March 31, 1998 and 1997 are as follows:

                                           1998        1997
                                           ----        ----
Net earnings                            $401,720      476,375
Other comprehensive income (loss) -
     foreign currency translation         91,940     (712,729)
                                        ---------------------
Comprehensive income (loss)              493,660     (236,354)
                                        =====================

                                                                          PAGE 6
ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

A large amount of orders were shipped late in the first quarter of 1998, increasing trade accounts receivable from the balance at December 31, 1997. An increase in orders backlog, from $24 million at December 31, 1997 to $30.6 million at March 31, 1998, caused inventories and accounts payable to increase from their balances at December 31, 1997. Working capital increased by $2.7 million which was partially financed with the $1.7 increase in long-term debt.

The Company's management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

Record-high first quarter orders for 1998 are up slightly from the level of orders for the first quarter of 1997. Orders for systems were especially strong in the forging industry and the Company has continued to gain new customers in the mobile market for piston pumps.

The first quarter net sales of approximately $22.0 million, up from $21.3 million for the first quarter of 1997, was a record for the Company. The decrease in gross earnings reflects a change in the product mix and additional costs incurred from expanding the Company's piston pump production to meet increased customer demand.

Interest expense has increased by approximately $102,000 because interest bearing debt increased.

Non-operating income (expense) consists of the following:

                                           3-31-98     3-31-97
--------------------------------------------------------------
Interest income                           $ 55,719      56,798
Foreign currency exchange gain (loss)       50,994     (35,686)
Miscellaneous, net                          28,436      20,395
==============================================================
                                           135,149      41,507
==============================================================

                                                                          PAGE 7
ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                                                          PAGE 8
                          PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES.

   (C) On February 28, 1998, the Company sold an aggregate of 6,800 unregistered shares of its Common Stock ("Shares") pursuant to the Company's Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the "Plan"). The Shares were sold to certain officers and other key employees in an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $14.67. In payment, thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate, will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.

                                                                          PAGE 9
                          PART II - OTHER INFORMATION

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








5-14-98                                         THE OILGEAR COMPANY
--------------------------------------------------------------------------------
                                                    REGISTRANT




                                                  /S/  DAVID A. ZUEGE
--------------------------------------------------------------------------------
                                                       David A. Zuege
                                                       PRESIDENT AND CEO




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

                             THE OILGEAR COMPANY
                         COMMISSION FILE NUMBER 0-822
                                EXHIBIT INDEX



                        Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 1998



Exhibit
Number
--------


27(a) The Oilgear Company Financial Data Schedule for the three months ended March 31, 1998


27(b) The Oilgear Company Restated Financial Data Schedule for the three months ended March 31, 1997.