Form 10-Q
period 1998-06-30
OILGEAR CO
filed 1998-08-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   June  30, 1998

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------   ------------------

    Commission file number          0-822
                          ------------------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)


                    WISCONSIN                                39-0514580
                    ---------                                ----------
       (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)


2300 SOUTH 51ST STREET, MILWAUKEE, WISCONSIN                     53219
--------------------------------------------                     -----
(Address of principal executive offices)                       (Zip Code)


    Registrant's telephone number, including area code  (414) 327-1700


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

                              YES  X   NO
                                  ---     ---
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                                Outstanding June 30, 1998
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                             1,949,708

                      PART I - FINANCIAL INFORMATION                      PAGE 2
ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                               JUNE 30, 1998            December 31, 1997
===============================================================================================================================
Current assets:
  Cash and cash equivalents                                                               $3,653,600                 3,010,929
  Trade accounts receivable less allowance for doubtful receivables
  of $191,270 and $211,372 in 1998 and 1997, respectively                                 19,457,401                18,677,849
  Inventories                                                                             29,697,358                26,396,825
  Prepaid expenses                                                                           446,012                   444,099
  Other current assets                                                                     1,151,688                 1,106,497
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      54,406,059                49,636,199
-------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                                  1,063,686                 1,072,366
     Buildings                                                                            11,350,565                11,231,982
     Machinery and equipment                                                              48,871,418                46,628,669
     Drawings, patterns and patents                                                        3,388,331                 3,280,865
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          64,674,000                62,213,882

     Less accumulated depreciation and amortization                                      (32,775,195)              (30,834,701)

-------------------------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                       31,898,805                31,379,181
  Pension intangible                                                                         500,000                   500,000
  Other assets                                                                             6,344,304                 7,681,978
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         $93,149,168                89,197,358
===============================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY                                                 JUNE  30, 1998              December 31, 1997
==================================================================================================================================
Current liabilities:
  Short-term borrowings                                                                       $1,697                 4,078,147
  Current installments of long-term debt                                                   2,517,119                 1,488,301
  Accounts payable                                                                         7,312,375                 8,166,590
  Customer deposits                                                                        3,859,025                 2,396,477
  Accrued compensation                                                                     2,314,345                 2,546,207
  Other accrued expenses and income taxes                                                  3,975,204                 3,535,224

------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 19,979,765                22,210,946
------------------------------------------------------------------------------------------------------------------------------


Long-term debt, less current installments                                                 25,905,103                20,791,956
Unfunded employee retirement plan costs                                                    1,700,000                 1,700,000
Unfunded postretirement health care costs                                                 10,970,000                10,970,000
Other noncurrent liabilities                                                               1,263,687                 1,194,928
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         59,818,555                56,867,830
------------------------------------------------------------------------------------------------------------------------------
Minority Interest in consolidated subsidiaries                                               497,506                   501,965
Shareholders' equity:
  Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,949,708 and 1,927,103 shares in 1998 and 1997, respectively                  1,949,708                 1,927,103
Capital in excess of par value                                                             9,077,578                 8,793,822
Retained earnings                                                                         23,813,753                22,999,174
------------------------------------------------------------------------------------------------------------------------------
                                                                                          34,841,039                33,720,099
Add(deduct):


Notes receivable from employees for purchase of common stock of the Company                 (226,848)                 (182,221)
Other comprehensive income:
   Equity adjustments from foreign currency translations                                  (1,061,084)                 (990,315)
   Equity adjustments for pension liability                                                 (720,000)                 (720,000)
------------------------------------------------------------------------------------------------------------------------------
                                                                                          (1,781,084)               (1,710,315)
------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                              32,833,107                31,827,563
------------------------------------------------------------------------------------------------------------------------------
                                                                                         $93,149,168                89,197,358
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                               THE OILGEAR COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                           FOR THREE MONTHS ENDED                       FOR SIX MONTHS ENDED
                                                                 JUNE 30                                    JUNE 30
OPERATIONS                                                 1998                    1997                1998                  1997
==================================================================================================================================
Net sales                                           $25,079,020              22,686,156          47,050,058            42,995,102
Cost of sales                                        17,945,186              15,260,533          33,520,113            29,016,533
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          7,133,834               7,425,623          13,529,945            13,978,568
Selling, general and
        administrative expenses                       5,890,070               6,061,765          11,418,898            11,677,824
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                      1,243,764               1,363,859           2,111,047             2,300,744
Interest expense                                       (534,494)               (435,565)           (996,250)             (795,218)
Other non-operating income and (expense)                137,048                 (35,469)            272,197                 6,037
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              846,318                 892,824           1,386,994             1,511,564
Income taxes                                            180,000                 233,363             305,000               367,256
---------------------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                   666,318                 659,461           1,081,994             1,144,307
Net earnings (loss) from minority interest              (18,757)                 32,231              (4,801)               40,702
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                           $685,075                 627,230           1,086,795             1,103,605
=================================================================================================================================
Basic earnings per share of common stock                   0.35                    0.33                0.56                  0.58
=================================================================================================================================
Diluted earnings per share of common stock                 0.35                    0.33                0.56                  0.58
=================================================================================================================================
Dividend Per Share                                        $0.07                    0.07                0.07                  0.13
=================================================================================================================================
Basic weighted average outstanding shares             1,944,409               1,888,718           1,937,319             1,884,926
=================================================================================================================================
Diluted weighted average outstanding shares           1,960,917               1,900,011           1,952,050             1,897,260
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                     THE OILGEAR COMPANY AND SUBSIDIARIES                 PAGE 4
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                                                 FOR SIX MONTHS ENDED
                                                                                      JUNE 30                            JUNE 30
                                                                                        1998                               1997
================================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                  $1,086,795                          1,103,605
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation                                                                 1,912,733                          1,805,956
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                   76,795                             91,508

    Minority interest in consolidated subsidiary                                      (4,801)                            40,702
    Change in assets and liabilities:
      Trade accounts receivable                                                     (826,961)                        (1,935,442)
      Inventories                                                                 (3,311,621)                        (1,149,798)
      Prepaid expenses                                                                (5,480)                            57,482
      Accounts payable                                                              (844,878)                         1,625,269
      Customer deposits                                                            1,489,658                            361,153
      Accrued compensation                                                          (226,114)                           132,331
      Other, net                                                                     802,914                           (635,214)
-------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                149,040                          1,497,553
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                            (2,452,268)                        (2,758,617)
  Investment in subsidiaries                                                        (250,591)                           (81,000)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                     (2,702,859)                        (2,839,617)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                      (4,074,905)                           119,848
  Repayment of long-term debt                                                       (464,904)                        (1,261,606)
  Proceeds from issuance of long-term debt                                         6,626,062                          3,214,441
  Cash restricted for capital expenditures                                         1,256,919                                  0
  Dividends paid                                                                    (272,218)                          (251,974)
  Purchase of treasury stock                                                               0                            (47,975)
  Proceeds from sale of treasury stock                                                     0                             48,909
  Proceeds from sale of common stock                                                 150,197                             28,044
  Payments received on notes receivable from employees                                34,742                             38,783
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                  3,255,893                          1,888,471
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                              (59,403)                          (545,639)
-------------------------------------------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                                    642,671                                768
Cash and cash equivalents:
  At beginning of period                                                           3,010,929                          2,367,684
-------------------------------------------------------------------------------------------------------------------------------
  At end of period                                                                $3,653,600                          2,368,452
===============================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
                                                                                ================================================
    Interest                                                                        $904,132                            656,873
                                                                                ================================================
    Income taxes                                                                     $74,944                            270,189
--------------------------------------------------------------------------------================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at June 30, 1998 and December 31, 1997 consist of the following:


                                                                6-30-98           12-31-97
==========================================================================================
Raw Materials                                                $ 3,041,115       $ 1,740,946
Work in process                                               23,542,735        21,924,987
Finished goods                                                 5,073,508         4,960,892
==========================================================================================
                                                              31,657,358        28,626,825
==========================================================================================
LIFO reserve                                                  (1,960,000)       (2,230,000)
==========================================================================================
Total                                                        $29,697,358       $26,396,825
==========================================================================================


Inventories stated on the LIFO basis are valued at $18,024,612 at June 30, 1998. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $1,960,000 higher.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.

RECLASSIFICATIONS

Certain 1997 engineering expenses have been reclassified from operating expenses to cost of sales in the consolidated statements of earnings to conform with the 1998 presentation. The amounts reclassified for the three month period and the six month period ended June 30, 1997 were approximately $298,000 and $565,000, respectively.

OTHER INFORMATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1997 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the notes in the 1997 Annual Report.

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

Comprehensive income (loss) and the components of other comprehensive income
(loss) for the three month period and six month period ended June 30, 1998 and 1997 are as follows:



                                                                      Three months                  Six months
                                                                 1998           1997            1998            1997
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $685,075        659,461        1,086,795       1,103,605
Other comprehensive income (loss) -
     foreign currency translation                             (162,709)      (142,213)         (70,769)       (854,942)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                           522,366        517,248        1,016,026         248,663


                                                                          PAGE 6
ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

An increase in orders backlog, from $24 million at December 31, 1997 to $31.3 million at June 30, 1998, caused inventories to increase from their balances at December 31, 1997. Working capital increased by $7.0 million. Most of the increase came from the refinancing of $4.0 million in short-term loans and an additional $2.0 million into a five year term loan. This $6.0 million term loan requires repayment of principal in 60 equal monthly installments plus interest at 7.5% per year.

The Company's management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

Second quarter orders for 1998 are up 10% from the second quarter of 1997 and for the first half of 1998 orders are up 5% from the first half of 1997. The backlog of orders has increased to approximately $31.3 million at the end of the second quarter from approximately $24.0 million at the end of 1997.

Net sales increased in the second quarter and the first half of 1998 by 10.5% and 9.4%, respectively. Gross profit and operating income decreased in the second quarter and the first half of 1998 because of an adverse product mix and higher production costs at the Fremont, Nebraska facility. A large part of the growth in Net sales was accounted for by products that have smaller gross margins.

Interest expense has increased because interest bearing debt increased.


Year 2000 Computer Software and Hardware Issues.

          Like many other companies, the Company is continuing its efforts to resolve the potential impact of the Year 2000 on its ability to operate critical systems and to accurately process information that may be date sensitive. The Company's Year 2000 program includes a process to assess the readiness of key suppliers and customers. Such assessment is ongoing. At present, the cost of changing existing systems has been immaterial.

Non-operating income (expense) consists of the following:

                                              FOR THREE MONTHS ENDED                FOR SIX MONTHS ENDED
                                           6-30-98             6-30-97          6-30-98             6-30-97
-----------------------------------------------------------------------------------------------------------
Interest income                             40,184              34,573          $95,903              91,370
Foreign currency exchange gain (loss)        1,984             (88,441)          52,978            (124,127)
Miscellaneous, net                          94,880              18,399          123,316              38,794
===========================================================================================================
                                           137,048             (35,469)         272,197               6,037
===========================================================================================================

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of shareholders on April 21, 1998 management's nominees named below were elected as directors of the class whose term expires in 2001, by the indicated votes cast for and withheld with respect to each nominee. Of the 1,934,918 shares of Common Stock which were entitled to vote at the meeting, 1,594,995 shares were represented in person or by proxy and 1,576,309 shares (99% of the shares represented) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.



     Name of Nominee                        For          Withheld          Term-expiring
----------------------------------------------------------------------------------------
     Dale C. Boyke                         1,576,729       18,266              2001
     Frank L. Schmit                       1,576,749       18,246              2001
     Michael C. Sipek                      1,576,309       18,686              2001


     Further information concerning this matter, including the name of each other director whose term of office as a director continued after the meeting, to expire in 1999 or 2000, is contained in the registrant's Proxy Statement dated March 27, 1998 with respect to the 1998 annual meeting of shareholders.

Item 5. OTHER INFORMATION

     DEADLINES FOR SHAREHOLDER PROPOSALS

     Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

     (1) The deadline for submitting shareholder proposals to be considered for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of shareholders pursuant to Rule 14a-8 is November 27, 1998.

     (2) The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is February 10, 1999.

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








     8-13-98                                    THE OILGEAR COMPANY
-------------------------------------------------------------------------------
                                                     REGISTRANT




                                                /S/  DAVID A. ZUEGE
-------------------------------------------------------------------------------
                                                     PRESIDENT AND CEO




                                                /S/  THOMAS J. PRICE
-------------------------------------------------------------------------------
                                                     VP-FINANCE AND CORPORATE
                                                                SECRETARY

                              THE OILGEAR COMPANY
                          COMMISSION FILE NUMBER 0-822
                                  EXHIBIT INDEX



                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1998


Exhibit
Number
-------
  4 Loan Agreement by and between M&I Marshall & Ilsley Bank and the Oilgear Company dated as of September 28, 1990 as amended as of April 28, 1998.

 27(a) The Oilgear Company Financial Data Schedule for the six months ended June 30, 1998.

 27(b) The Oilgear Company Restated Financial Data Schedule for the six months ended June 30, 1997.