Form 10-Q
period 1998-09-30
OILGEAR CO
filed 1998-11-17
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September  30, 1998

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                         to
                                -----------------------    --------------------

Commission file number          0-822
                      -------------------------


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

                       YES    X                   NO
                           -------                  ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding September 30, 1998
--------------------------------------------------------------------------------
Common Stock, $1.00 Par Value                      1,954,941

                       PART I - FINANCIAL INFORMATION                     PAGE 2

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



ASSETS                                                                   SEPTEMBER 30, 1998  December 31, 1997
--------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                    $  2,385,709          3,010,929
  Trade accounts receivable less allowance for doubtful receivables
      of $194,651 and $211,372 in 1998 and 1997, respectively                    19,909,512         18,677,849
  Inventories                                                                    31,020,622         26,396,825
  Prepaid expenses                                                                  436,832            444,099
  Other current assets                                                            1,504,732          1,106,497
--------------------------------------------------------------------------------------------------------------
Total current assets                                                             55,257,407         49,636,199
--------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                         1,124,068          1,072,366
     Buildings                                                                   11,658,967         11,231,982
     Machinery and equipment                                                     49,748,961         46,628,669
     Drawings, patterns and patents                                               3,437,457          3,280,865
--------------------------------------------------------------------------------------------------------------
                                                                                 65,969,453         62,213,882

     Less accumulated depreciation and amortization                             (34,107,105)       (30,834,701)

--------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                              31,862,348         31,379,181
  Pension intangible                                                                500,000            500,000
  Other assets                                                                    6,096,636          7,681,978
--------------------------------------------------------------------------------------------------------------
                                                                               $ 93,716,391         89,197,358
-------------------------------------------------------------------------------===============================


LIABILITIES AND SHAREHOLDERS' EQUITY                                     SEPTEMBER 30, 1998  December 31, 1997
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                        $    169,286          4,078,147
  Current installments of long-term debt                                          2,498,583          1,488,301
  Accounts payable                                                                7,635,929          8,166,590
  Customer deposits                                                               2,802,477          2,396,477
  Accrued compensation                                                            2,085,707          2,546,207
  Other accrued expenses and income taxes                                         4,188,475          3,535,224
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        19,380,457         22,210,946
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------
Long-term debt, less current installments                                        25,826,226         20,791,956
Unfunded employee retirement plan costs                                           1,700,000          1,700,000
Unfunded postretirement health care costs                                        10,970,000         10,970,000
Other noncurrent liabilities                                                      1,316,808          1,194,928
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                59,193,491         56,867,830
--------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                      551,047            501,965
--------------------------------------------------------------------
Shareholders' equity:
  Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,954,941 and 1,927,103 shares in 1998 and 1997, respectively         1,954,941          1,927,103
    Capital in excess of par value                                                9,143,293          8,793,822
    Retained earnings                                                            23,845,834         22,999,174
--------------------------------------------------------------------------------------------------------------
                                                                                 34,944,068         33,720,099
Add (deduct):


Notes receivable from employees for purchase
    of common stock of the Company                                                 (211,636)          (182,221)
Other comprehensive income:
--------------------------------------------------------------------
   Equity adjustments from foreign currency translations                            (40,579)          (990,315)
   Equity adjustments for pension liability                                        (720,000)          (720,000)
--------------------------------------------------------------------------------------------------------------
                                                                                   (760,579)        (1,710,315)
                                                                               -------------------------------
  Total shareholders' equity                                                     33,971,853         31,827,563
--------------------------------------------------------------------------------------------------------------
                                                                               $ 93,716,391         89,197,358
-------------------------------------------------------------------------------===============================




See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                               THE OILGEAR COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                            FOR THREE MONTHS ENDED               FOR NINE MONTHS ENDED
                                                                  SEPTEMBER 30                        SEPTEMBER 30
OPERATIONS                                                 1998               1997               1998               1997
---------------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 25,920,171         21,644,085         72,970,229         64,639,187
Cost of sales                                           19,481,851         14,630,809         53,001,964         43,647,343
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                             6,438,320          7,013,276         19,968,265         20,991,844
Selling, general and
        administrative expenses                          5,543,832          5,807,789         16,962,730         17,485,613
                                                      ---------------------------------------------------------------------
Operating income                                           894,488          1,205,487          3,005,535          3,506,231
Interest expense                                          (563,589)          (404,128)        (1,559,839)        (1,199,346)
Other non-operating income (expense), net                   91,600            120,773            363,797            126,810
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest           422,499            922,132          1,809,493          2,433,695
Income tax expense                                         199,971            242,744            504,971            610,000
---------------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                      222,528            679,388          1,304,522          1,823,695
Net earnings (loss) from minority interest                  53,600             (6,212)            48,799             34,490
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                          $    168,928            685,600          1,255,723          1,789,205
------------------------------------------------------=====================================================================
Basic earnings per share of common stock                      0.09               0.36               0.65               0.95
                                                      =====================================================================
Diluted earnings per share of common stock                    0.09               0.36               0.64               0.94
------------------------------------------------------=====================================================================
Dividend per share                                    $       0.07               0.07               0.21               0.21
------------------------------------------------------=====================================================================
Basic weighted average outstanding shares                1,953,043          1,899,150          1,942,640          1,889,720
------------------------------------------------------=====================================================================
Diluted weighted average outstanding shares              1,959,398          1,914,842          1,954,176          1,907,818
------------------------------------------------------=====================================================================


See accompanying notes to consolidated financial statements.

                       THE OILGEAR COMPANY AND SUBSIDIARIES               PAGE 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR NINE MONTHS ENDED
                                                                                        SEPTEMBER 30         SEPTEMBER 30
                                                                                            1998                  1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                        $ 1,255,723             1,789,205
    Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
      Depreciation                                                                        2,855,136             2,860,182
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                         102,342               129,121

    Minority interest in consolidated subsidiaries                                           48,799                34,490
    Change in assets and liabilities:
      Trade accounts receivable                                                            (739,189)           (3,832,332)
      Inventories                                                                        (4,274,348)           (2,563,991)
      Prepaid expenses                                                                       22,222               (23,584)
      Accounts payable                                                                     (690,365)            2,468,305
      Customer deposits                                                                     323,795               756,565
      Accrued compensation                                                                 (533,553)              229,620
      Other, net                                                                            629,748              (283,786)
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                               (999,690)            1,563,796
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                   (3,006,276)           (4,967,759)
  Investment in subsidiaries                                                               (259,158)             (256,410)
-------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                            (3,265,434)           (5,224,169)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreements                            (3,898,825)               54,436
  Repayment of long-term debt                                                            (1,106,552)           (1,874,251)
  Proceeds from issuance of long-term debt                                                7,064,449             6,020,069
  Capital expenditures funded by restricted cash                                          1,520,524                     0
  Dividends paid                                                                           (409,064)             (379,134)
  Purchase of treasury stock                                                                      0               (47,975)
  Proceeds from sale of treasury stock                                                            0                48,909
  Proceeds from sale of common stock                                                        205,810               129,871
  Payments received on notes receivable from employees                                       39,742                42,760
-------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                         3,416,084             3,994,686
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                     223,822               (94,853)
-------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                               (625,219)              239,460
Cash and cash equivalents:
  At beginning of period                                                                  3,010,929             2,367,684
-------------------------------------------------------------------------------------------------------------------------
  At end of period                                                                      $ 2,385,709             2,607,144
----------------------------------------------------------------------------------------=================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                            $ 1,502,208               935,061
                                                                                        =================================
    Income taxes                                                                        $   143,879               351,377
----------------------------------------------------------------------------------------=================================



See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

Inventories at September 30, 1998 and December 31, 1997 consist of the following:

                        9-30-98            12-31-97
--------------------------------------------------------------------------------
Raw materials        $  3,040,527       $  1,740,946
Work in process        24,789,510         21,924,987
Finished goods          5,205,585          4,960,892
--------------------------------------------------------------------------------
                       33,035,622         28,626,825
--------------------------------------------------------------------------------
LIFO reserve           (2,015,000)        (2,230,000)
--------------------------------------------------------------------------------
Total                $ 31,020,622       $ 26,396,825
--------------------------------------------------------------------------------



Inventories stated on the last-in, last-out (LIFO) basis are valued at $18,944,656 at September 30, 1998. If the first-in, first-out (FIFO) method of inventory valuation had been used for such inventories, the inventories would have been stated approximately $2,015,000 higher.

EARNINGS PER SHARE

Earnings per share is based upon weighted average outstanding shares.

RECLASSIFICATIONS

Certain 1997 engineering expenses have been reclassified from operating expenses to cost of sales in the consolidated statements of earnings to conform with the 1998 presentation. The amounts reclassified for the three month period and the nine month period ended September 30, 1997 were approximately $262,000 and $828,000, respectively.


OTHER INFORMATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1997 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the notes in the 1997 Annual Report.

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

Comprehensive income (loss) and the components of other comprehensive income
(loss) for the three month period and nine month period ended September 30, 1998 and 1997 are as follows:

                                                  Three months                   Nine months
                                            1998              1997            1998            1997
----------------------------------------------------------------------------------------------------
Net earnings                             $  168,928         685,600        1,255,723       1,789,205
Other comprehensive income (loss) -
     foreign currency translation         1,020,505        (317,497)         949,736      (1,172,439)
----------------------------------------------------------------------------------------------------
Comprehensive income                      1,189,433         368,103        2,205,459         616,766

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


An increase in the volume of work in progress on system orders is the reason inventories increased from the balance at December 31, 1997. Working capital increased by approximately $8.3 million during the first nine months of 1998 due to the increase in inventories and the refinancing of $4.0 million in short-term loans.

The Company's management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS



Orders for the first nine months of 1998 increased by approximately 2% from the first nine months of 1997. During the third quarter of 1998, orders decreased by approximately 6% compared to the third quarter of 1997. This decline in orders, combined with improved capability at the Fremont factory, resulted in reduced product lead times and a reduction in the backlog of orders to approximately $27.7 million from approximately $31.3 million at the end of the second quarter. The backlog at the end of 1997 was approximately $24.0 million.

Net sales increased in the third quarter and the first nine months of 1998 by 19.8% and 12.9%, respectively. The improvements at Fremont, growth in systems business and a strong performance in Europe were significant reasons for the increase. A decrease in the after-market business, coupled with a less profitable product mix, caused gross profit to decline and operating income to decrease in the third quarter and in the first nine months of 1998 compared to the same time periods of 1997.

The continuous improvement process helped operating expenses decrease in the third quarter and the first nine months of 1998 by approximately 4.5% and 3.0%, respectively. Interest expense has increased because interest bearing debt increased.

Non-operating income (expense) consists of the following:


                                             FOR THREE MONTHS ENDED          FOR NINE MONTHS ENDED
                                              1998             1997            1998           1997
--------------------------------------------------------------------------------------------------
Interest income                            $  91,852          32,224        187,755         85,992
Foreign currency exchange gain (loss)        (78,696)         38,780         25,718        (85,347)
Miscellaneous, net                            78,444          49,769        150,324        126,165
==================================================================================================
                                           $  91,600         120,773        363,797        126,810
==================================================================================================

YEAR 2000

Some computer software and hardware identify dates by year but omit which century the year falls into. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 Issue"), if not addressed, could cause computer applications or equipment using computer software or embedded chip technology to fail or provide incorrect information when using dates after December 31, 1999.


YEAR 2000 ISSUE

The Company uses equipment with computer chips to run software programs in many of its business application systems, including order entry, engineering, production control, manufacturing, purchasing, accounting and communications. The Company also manufactures products that incorporate components purchased from other manufacturers that contain computer chips. If any hardware or software items identified contain source code or computer chips that are unable to distinguish the year 2000 from the year 1900, such software or hardware will be modified or replaced.

STATE OF READINESS

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter.

Information systems -- The Company is inspecting its computer hardware for the Year 2000 Issue and will finish upgrading or replacing any equipment not Year 2000 compliant by March 1999. Since most of the Company's application system software was written by programmers employed by the Company, that software is being reviewed, updated and tested by our in-house programmers. This project will be done by March 1999. Software purchased from outside vendors is being upgraded or replaced where necessary.

Manufacturing and facilities -- The Company has performed an initial review and testing of its machine controls which did not reveal any problem with the Year 2000 Issue. Machines that have electronic controls with embedded chip technology are being verified with the machine manufacturers for Year 2000 issues. Security systems and HVAC systems at Company facilities are being tested for the Year 2000 Issue.

Communications -- Telephone, fax, mailing equipment and e-mail systems are being tested for the Year 2000 Issue and upgraded or replaced when not compliant with the year 2000 issue. Most of these systems have been reviewed and are now Year 2000 compliant.

Third party relationships -- The Company has mailed letters to its significant vendors and service providers and is communicating with strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 Issues and whether the products and service purchased from or by such entities are Year 2000 compliant. All of the vendors who replied to the letter responded that they are addressing the Year 2000 Issue on a timely basis. A follow-up letter is being mailed to vendors who did not reply.

Although the Company does not separately track the internal costs incurred for the its efforts to address the Year 2000 Issue, costs incurred by the Company to date are approximately $100,000. The future costs are estimated to be approximately $50,000. These costs are expensed when incurred and are funded from operating cash flows. The Company has not hired any outside consultants to address the Year 2000 Issue.

RISKS AND CONTINGENCY PLANS

Although the Company believes its efforts will adequately address the Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered by its vendors or suppliers. Despite any vendor's or supplier's certification regarding Year 2000 compliance there can be no assurance that the vendor's or supplier's ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue would interrupt manufacturing of the Company's products for an undeterminable period of time. The Company has identified and will continue to identify alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements be impacted by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternative vendors, a disruption in production could have a material adverse impact on the Company. The Company does not currently expect to develop a formal contingency plan.

GENERAL

The costs of the Company's efforts to address the Year 2000 Issue and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the Company's ability to identify, assess, remediate and test relevant computer codes and embedded technology, the Company's reliance on third-party assurances and the variability of definitions of "Year 2000 compliance" which may be used by such third parties, and similar uncertainties. Statements that are not historical fact (including expectations of future developments, results or scenarios and cost estimates) are forward-looking statements, and actual results may differ due to factors including those discussed above.

EURO CONVERSION

The Company has assessed the impact the Euro conversion will have on its operations with regard to competition, currency risk, contracts, taxation and information technology. Most of the software needed to properly process transactions in the Euro has been upgraded and management expects the work to be completed by December 31, 1998. The Company believes the conversion to the Euro beginning in January 1999 will not have a material adverse effect to its business or its financial condition. However, there can be no assurance that unforeseen difficulties and costs may not arise.

Discussions in this Management's Discussion and Analysis that are not statements of historical fact (including statements in the future tense or which include terms such as "believe," "expect," "anticipate" or "may") are forward-looking statements that involve risks and uncertainties, and the Company's actual experiences and future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, general economic conditions, the health of foreign markets, fluctuations in interest rates, foreign currency fluctuations, unforeseen consequences of the Year 2000 Issue, unforeseen consequences of the Euro conversion and those discussed in this Management's Discussion and Analysis.

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



      11-13-98                            THE OILGEAR COMPANY
--------------------------------------------------------------------------------
                                          REGISTRANT




                                          /s/ DAVID A. ZUEGE
--------------------------------------------------------------------------------
                                          David A. Zuege
--------------------------------------------------------------------------------
                                          PRESIDENT AND CEO



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

                               THE OILGEAR COMPANY
                          COMMISSION FILE NUMBER 0-822
                                  EXHIBIT INDEX



                              Quarterly Report on Form 10-Q
                        For the Quarter Ended September 30, 1998


Exhibit
Number
------

 27 (a) The Oilgear Company Financial Data Schedule for the nine months ended September 30, 1998.

 27 (b) The Oilgear Company Restated Financial Data Schedule for the nine months ended September 30, 1997.