Form 10-K405
period 1998-12-31
OILGEAR CO
filed 1999-03-31
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from          to
                                   ---------    --------

    Commission file number: 0-822

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)


               WISCONSIN                                39-0514580
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

2300 SOUTH 51ST STREET, POST OFFICE BOX 343924,          53234-3924
         MILWAUKEE, WISCONSIN                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (414) 327-1700

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 1, 1999, 1,966,284 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $8.00 last sale price on March 24, 1999 in the Nasdaq Stock Market) held by non-affiliates (excludes a total of 986,448 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $7,838,688.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                    PART OF FORM 10-K INTO WHICH PORTIONS OF
            DOCUMENT                       DOCUMENT ARE INCORPORATED

Annual Report to Shareholders for
  year ended December 31, 1998                  Parts I and II

Proxy Statement for Annual Meeting of
  Shareholders on April 20, 1999                          Part III

                                     PART I

ITEM 1.  BUSINESS.

    The primary business of The Oilgear Company ("Oilgear" or the "Registrant"; together with its subsidiaries, the "Company") and its subsidiaries is the manufacture and distribution of systems and value engineered components for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. A business description is also provided in Note 2 of "Notes to Consolidated Financial Statements" on page 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 ("1998 Annual Report") and is hereby incorporated by reference.

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

    The Company's products are sold in the United States directly through 14 district sales offices and by a network of approximately 65 distributors. Sales offices are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Novi, Michigan; Cleveland, Ohio; Dallas and Longview, Texas; Laguna Hills, California; Lynnwood and Point Roberts, Washington; Atlanta, Georgia; Kansas City, Missouri; St. George, Utah; Doylestown, Pennsylvania; and Piqua, Ohio. The Company's international sales are generated directly by employees located in Milwaukee, Wisconsin; Ajax, Ontario, Canada; Bedford and Leeds, England; Paris, France; Hernani, Spain; Hattersheim-Eddersheim and Cologne, Germany; Montirone, Italy; Taren Point, Australia; Belgaum and Bangalore, India; Taejon City, South Korea; Sao Paulo, Brazil; and Pachuca, Mexico; and by a worldwide network of approximately 20 distributors. An Oilgear licensee, Oilgear Japan, is responsible for sales of all equipment sold in Japan. The Company owns 51% of two joint venture companies in India, Oilgear Towler Polyhydron Pvt. Ltd., which distributes products manufactured in the United States, as well as repairs and manufactures designated Oilgear products for the Indian market, and Towler Automation Pvt. Ltd. whose name was changed in 1998 from Oilgear Harman Pvt. Ltd., which designs and manufactures a wide array of process automation systems for global distribution. In 1998, the Company obtained a 58% ownership interest in a joint venture company in Taiwan, Oilgear Towler Taiwan Co. Ltd., which distributes and services Oilgear products to customers in the Taiwanese market.

    Competition

    The Company is a supplier of components for the capital goods industry. Vigorous competition exists in this industry. The Company's products compete worldwide against the products of a number of domestic and foreign firms currently engaged in the industry, most of which are of greater overall size and resources than the Company. The principal methods of competition include price, product performance, product availability, service, and warranty.

    Customers

    No material part of the Company's business is dependent upon a single customer or a very few customers.

    Backlog

    The Company's backlog of orders believed to be firm as of December 31, 1998 was approximately $22,214,000, a decrease of approximately $1,800,000 from the backlog of orders as of December 31, 1997, which was approximately $24,019,000. The Company expects that substantially all such orders will be filled in 1999. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company's products.

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

    Research and Development

    The Company's research and development activities are conducted by members of the engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. During 1998, the Company expended $2,500,000, and during 1997 and 1996, $2,543,000 and
$2,315,000, respectively, on the research and development activities of its engineering staff. The emphasis of the Company's product development efforts continues to be the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

    Environmental Matters

    To date, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect on the capital expenditures, earnings and competitive position of the Company. The Company does not currently anticipate that compliance with such provisions will have any material effect on its capital expenditures, earnings and competitive position in the future.

    Employees

    At December 31, 1998, the Company had 1,094 employees.

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

    Foreign and Domestic Operations and Export Sales

    Incorporated by reference to Note 2 of "Notes To Consolidated Financial Statements" on page 14 of the 1998 Annual Report.

ITEM 2.  PROPERTIES.

    Oilgear owns a one-story general office and factory building located on 20 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space.

    A 132,000 square foot manufacturing facility owned by the Company and subject to a mortgage, is located in Fremont, Nebraska. The facility has steel and brick walls and a concrete floor. To manage the increased demand for the Company's new products, the Company expanded its Fremont, Nebraska facility in 1997 by 33,000 square feet. This expansion was financed through an industrial revenue bond issue. See Note 5 of "Notes to Consolidated Financial Statements" on page 15 of the 1998 Annual Report.

    Oilgear owns a manufacturing plant in Longview, Texas, constructed of concrete block and steel, which contains approximately 44,000 square feet.

    The Company's Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 62,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used by the electrical engineering department. It also owns a small service and sales facility in Bedford, England.

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

    The Oilgear Towler Polyhydron Pvt. Ltd. joint venture owns two prefabricated concrete buildings in Belgaum, India, an office building consisting of 6,500 square feet and a manufacturing plan consisting of 11,000 square feet.

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

    Borrowings under the Company's domestic and foreign loan agreements are collateralized by substantially all domestic property, plant and equipment and by substantially all assets of the applicable foreign subsidiaries, respectively. See Notes 4 and 5 of "Notes To Consolidated Financial Statements" on pages 14 - 15 of the 1998 Annual Report.

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

    A de micromis settlement was offered to parties who contributed only a very small amount of waste to the Sites. In order to qualify, a company must have been responsible for not more than 2,000 pounds of material. Since the Company was identified as a generator of 660 pounds, it qualified for the de micromis settlement and paid $4,640 in settlement of the claim in 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.




                                                   OFFICES AND POSITIONS                  PRESENT OFFICE
           NAME                            AGE      HELD WITH REGISTRANT                    HELD SINCE
           ----                            ---   -----------------------------            --------------
      David A. Zuege                       57    President and Chief Executive                 1996(1)
                                                 Officer; Director; Member of
                                                 Executive Committee

      Gerhard W. Bahner                    60    Vice President - Engineering;                 1991(2)
                                                 Director

      Thomas J. Price                      55    Vice President - Finance and                  1994(3)
                                                 Corporate Secretary

      Hubert Bursch                        59    Vice President - European                     1994(4)
                                                 Operations; Director

      Dale C. Boyke                        48    Vice President - Marketing &                  1997(5)
                                                 Sales; Director

      Robert D. Drake                      44    Vice President - Asian/Latin                  1997(6)
                                                 American Operations

----------

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

(5) Mr. Boyke has been employed in various positions with the Company since 1973. He served as General Sales Manager for the United States and Canadian region from 1989 to 1996. Mr. Boyke has been a member of the Board of Directors since 1998.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Company's common stock is traded on The Nasdaq Stock Market National Market under the symbol OLGR. The number of record holders of the Company's common stock is 546.

    Incorporated by reference to "Quarterly Financial Information" and "Equity" on page 7 of the 1998 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

    Incorporated by reference to "5 Year Summary" on page 9 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated by reference to "Management's Discussion" on pages 6 through 9 of the 1998 Annual Report. The second, third and fourth paragraphs under "Legal Proceedings" in Item 3 hereof are also incorporated herein in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Incorporated by reference to "Market Risk Management" on Page 8 of the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary financial information required by this item are set forth on pages 10 through 20 and under the heading "Quarterly Financial Information (Unaudited)" on page 7, respectively, of the 1998 Annual Report and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated by reference to "Election of Directors" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 26, 1999, for its Annual Meeting of Shareholders on April 20, 1999 ("1999 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 6 through 9 and page 13, respectively, of the 1999 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 4 and 5 of the 1999 Annual Meeting Proxy Statement.

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

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of 1998.

THE OILGEAR COMPANY AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

The consolidated financial statements of The Oilgear Company and subsidiaries together with the report thereon of KPMG LLP dated March 3, 1999, appearing on pages 10 through 20 of the 1998 Annual Report, are incorporated by reference into this Annual Report on Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements in the 1998 Annual Report.

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

                          INDEPENDENT AUDITORS' REPORT

Shareholders and the Board of Directors
The Oilgear Company:

Under date of March 3, 1999, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                 /s/ KPMG LLP
                                                                     KPMG LLP

Milwaukee, Wisconsin
March 3, 1999

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                  Years ended December 31, 1998, 1997 and 1996




                                                                      ADDITIONS                DEDUCTIONS
                                                             ----------------------------  -------------------
                                            BALANCE AT       CHARGED TO
                                            BEGINNING         COSTS AND         OTHER      AMOUNTS WRITTEN OFF,  BALANCE AT
                                             OF YEAR          EXPENSES      ADJUSTMENTS(1)  NET OF RECOVERIES    END OF YEAR
                                            --------------------------------------------------------------------------------
Allowances for losses from
obsolescence which are deducted on
the balance sheet from inventories


  Year ended
  December 31, 1998                         $2,495,904         534,220        42,195            (69,291)          3,003,028
                                            ---------------------------------------------------------------------------------
  Year ended
  December 31, 1997                         $2,599,771         251,835       (78,013)          (277,689)          2,495,904
                                            ---------------------------------------------------------------------------------
  Year ended
  December 31, 1996                         $3,166,114          20,895        42,002           (629,240)          2,599,771
                                            ---------------------------------------------------------------------------------
Allowances  for  losses in  collection
which are deducted on the balance
sheet from trade accounts receivable

  Year ended
  December 31, 1998                         $  211,372         146,733         3,756            (16,496)            345,365
                                            ---------------------------------------------------------------------------------
  Year ended
  December 31, 1997                         $  218,154         163,178        (8,399)          (161,561)            211,372
                                            ---------------------------------------------------------------------------------
  Year ended
  December 31, 1996                         $  313,885         183,831           (98)          (279,464)            218,154
                                            ---------------------------------------------------------------------------------

(1) Includes adjustments due to foreign currency translation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY
   (Registrant)

By  /s/ Thomas J. Price                                         March 30, 1999
    -----------------------------------
    Thomas J. Price, Vice President of
    Finance and Corporate Secretary

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Zuege and Thomas J. Price, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof

----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ David A. Zuege
-----------------------------
David A. Zuege, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Thomas J. Price
-----------------------------                         --------------------------
Thomas J. Price, Vice President -Finance and          Roger G. DeLong, Director
Corporate Secretary (Principal Financial Officer
and Principal Accounting Officer)

/s/ Dale C. Boyke
-----------------------------                         --------------------------
Dale C. Boyke, Director                               Thomas L. Misiak, Director

/s/ Gerhard W. Bahner                                 /s/ Frank L. Schmit
-----------------------------                         --------------------------
Gerhard W. Bahner, Director                           Frank L. Schmit, Director

/s/ Hubert Bursch                                     /s/ Michael C. Sipek
-----------------------------                         --------------------------
Hubert Bursch, Director                               Michael C. Sipek, Director


--------------
*  Each of these signatures is affixed as of March 30, 1999.

                               THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                           (COMMISSION FILE NO. 0-822)

                                    * * * * *
                                  EXHIBIT INDEX

                         1998 ANNUAL REPORT ON FORM 10-K


EXHIBIT                                                  INCORPORATED HEREIN               FILED
NUMBER               DESCRIPTION                           BY REFERENCE TO:               HEREWITH

3.1      Restated Articles of Incorporation          Exhibit 3.1 to Registrant's
         of The Oilgear Company (as adopted          10-K for year ended
         March 18, 1969)                             December 31, 1994 ("1994
                                                     10-K")

3.2      Bylaws of The Oilgear Company (as           Exhibit 3.2 to Registrant's
         amended and restated by the Board of        10-K for year ended December 31,
         Directors, effective January 1, 1992,       1991 ("1991 10-K")
         to reflect the revised Wisconsin
         Business Corporation Law)

*4

4.1      Loan Agreement between The Oilgear          Exhibit 4.2 to Registrant's
         Company and M&I Marshall & Ilsley           10-Q for the quarterly
         Bank dated as of September 28, 1990,        period ended June 30, 1996
         as amended and restated as of June
         17, 1996

   (a)   Amendment No. 1 to Loan Agreement dated     Exhibit 4.1(a) to
         October 11, 1996                            Registrant's 10-K for year
                                                     ended December 31, 1997
                                                     ("1997 10-K")


   (b)   Amendment No. 2 to Loan Agreement dated     Exhibit 4.1(b) to 1997 10-K
         January 23, 1997

   (c)   Amendment No. 3 to Loan Agreement dated     Exhibit 4.1(c) to 1997 10-K
         July 21, 1997

   (d)   Amendment No. 4 to Loan Agreement dated    Exhibit 4.1(d)to 1997 10-K
         October 7, 1997

   (e)   Amendment No. 5 to Loan Agreement dated    Exhibit 4 to the Registrant's
         April 28, 1998                             10-Q for the quarterly period
                                                    ended June 30, 1998

   (f)   Amendment No. 6 to Loan Agreement dated                                               X
         October 15, 1998


----------
* Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

EXHIBIT                                                  INCORPORATED HEREIN               FILED
NUMBER               DESCRIPTION                           BY REFERENCE TO:               HEREWITH
**10.1    The Oilgear Company Key Employee Stock     Exhibit 10.5(a) to
          Purchase Plan, as amended and              Registrant's 10-K for year
          restated September 6, 1990                 ended December 31, 1990
                                                    ("1990 10-K")

**10.2(a) The Oilgear Company Retirement Benefits    Exhibit 10.6 to 1990 10-K
          Equalization Plan,  effective as of March
          1, 1991

      (b) Amendment to The Oilgear Company           Exhibit 10.3(b) to
          Retirement Benefits Equalization Plan      Registrant's 10-K for year
          adopted on December 13, 1995               ended December 31, 1995
                                                    ("1995 10-K")

**10.3(a) Oilgear Profit Sharing Program for         Exhibit 10.4(b) to
          Corporate Officers and Executives, as      Registrant's 10-K for year
          amended effective January  1, 1993         ended December 31, 1992

      (b) Oilgear Variable Compensation Program      Exhibit 10.4(b) to 1994
                                                     10-K

**10.4(a) Form of Deferred Compensation Agreement     Exhibit 10.9  to Registrant's
          with certain directors (December 8,         10-K for year ended
          1971)                                       December 31, 1980

      (b) The Oilgear Company Deferred Directors'     Exhibit 10.9(b) to
          Fee Plan, as amended and restated December  Registrant's 10-K for year
          14, 1983                                    ended December 31, 1983

      (c) Amendment to The Oilgear Company            Exhibit 10.5(c) to 1995 10-K
          Deferred Directors' Fee Plan adopted on
          December 11, 1991

**10.5   The Oilgear Company 1992 Stock Option Plan   Exhibit A to Registrant's 1993
                                                      Annual Meeting Proxy Statement
                                                      dated March 26, 1993

**10.6(a) The Oilgear Company Directors' Stock Plan   Exhibit 10.7 to Registrant's
                                                      10-K for year ended December 31,
                                                      1993

      (b) The Oilgear Company Amended and Restated    Exhibit 10.7(b) to 1994 10-K
          Directors' Stock Plan

**10.7    Consulting and Deferred Compensation        Exhibit 10.8 to 1995 10-K
          Agreement between Otto F. Klieve and
          The Oilgear Company, dated as of
          January 1, 1996

  10.8    Agreements executed by The Oilgear
          Company in connection with an industrial revenue bond issue by County of Dodge,
          Nebraska:



---------

** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

EXHIBIT                                                  INCORPORATED HEREIN               FILED
NUMBER               DESCRIPTION                           BY REFERENCE TO:               HEREWITH

   (a)     Lease Agreement between County of           Exhibit 10.9(a) to
           Dodge, Nebraska, as Lessor, and The         1997 10-K
           Oilgear Company, as Lessee, dated as of
           October 1, 1997

   (b)     Building Improvement Lease from The         Exhibit 10.9(b) to
           Oilgear Company, as Lessor, to County       1997 10-K
           of Dodge, Nebraska, as Lessee, dated
           as of October 1, 1997

   (c)     Bond Guaranty Agreement by The Oilgear      Exhibit 10.9(c) to
           Company to Norwest Bank Wisconsin,          1997 10-K
           National Association, as Trustee and
           Paying Agent, dated as of October 1, 1997

   (d)     Credit Agreement by and between The         Exhibit 10.9(d) to
           Oilgear Company and M&I Marshall &          1997 10-K
           Ilsley Bank, dated as of October 1,
           1997

   (e)     Tax Regulatory Agreement among Norwest      Exhibit 10.9(e) to
           Bank Wisconsin, National Association,       1997 10-K
           as Trustee, County of Dodge, Nebraska, as
           Issuer, and The Oilgear Company, as
           Borrower, dated as of October 1, 1997

13         Portions of The Oilgear Company 1998                                               X
           Annual Report incorporated by reference in
           this Form 10-K (pages 6 through 20
           thereof)

21         Subsidiaries of The Oilgear Company                                                X

23         Consent of KPMG LLP                                                                X

24         Power of Attorney                                                             Signatures
                                                                                          Page in
                                                                                            this
                                                                                           Report

27         Financial Data Schedule for the year                                               X
           ended December 31, 1998



EXHIBIT                                                  INCORPORATED HEREIN               FILED
NUMBER               DESCRIPTION                           BY REFERENCE TO:               HEREWITH

99         Financial Statements and Exhibits                                                To be
           furnished in lieu of Form 11-K Annual                                          filed by
           Report for 1998 with respect to The                                              Amend-
           Oilgear Salaried Savings Plus Plan                                                ment
           (including related consent of KPMG LLP)
