Form 10-Q
period 1999-03-31
OILGEAR CO
filed 1999-05-17
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number          0-822
                      ------------------------

                               THE OILGEAR COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                      39-0514580
--------------------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


    2300 South 51st Street, Milwaukee, Wisconsin                 53219
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code  (414) 327-1700
----------------------------------------------------------------------

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

                            YES    X                   NO
                                -------                  ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding March 31, 1999
-----------------------------                   --------------------------------
Common Stock, $1.00 Par Value                              1,988,076

                         PART I - FINANCIAL INFORMATION                   Page 2

Item 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Assets                                                                                March 31, 1999         December 31, 1998
==============================================================================================================================

Current assets:
  Cash and cash equivalents                                                           $  4,275,813                4,058,530
  Trade accounts receivable less allowance for doubtful receivables
      of $287,739 and $345,365 in 1999 and 1998, respectively                           18,216,844               17,639,231
  Inventories                                                                           28,744,544               30,084,072
  Prepaid expenses                                                                         511,189                  356,897
  Other current assets                                                                   2,042,874                2,425,476
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    53,791,264               54,564,206
----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                                1,060,089                1,124,031
     Buildings                                                                          11,405,464               11,551,569
     Machinery and equipment                                                            47,607,362               47,846,176
     Drawings, patterns and patents                                                      3,827,375                3,773,156
----------------------------------------------------------------------------------------------------------------------------
                                                                                        63,900,290               64,294,932


     Less accumulated depreciation and amortization                                    (35,270,283)             (34,814,532)


----------------------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                     28,630,007               29,480,400
  Pension intangible                                                                       350,000                  350,000
  Other assets                                                                           6,235,006                6,464,320
----------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 89,006,277               90,858,926
============================================================================================================================

Liabilities and Shareholders' Equity                                                  March 31, 1999         December 31, 1998
==============================================================================================================================

Current liabilities:
  Short-term borrowings                                                                   $122,540                  144,178
  Current installments of long-term debt                                                 1,990,255                1,998,180
  Accounts payable                                                                       5,251,221                7,784,829
  Customer deposits                                                                      2,543,841                2,218,400
  Accrued compensation                                                                   2,558,764                2,058,169
  Other accrued expenses and income taxes                                                4,262,116                4,514,690

----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               16,728,737               18,718,446
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Long-term debt, less current installments                                               24,919,335               24,557,893
Unfunded employee retirement plan costs                                                  1,550,000                1,550,000
Unfunded postretirement health care costs                                               10,905,000               10,905,000
Other noncurrent liabilities                                                             1,715,893                1,648,355
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       55,818,965               57,379,694
----------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                             652,534                  631,928
--------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,988,076 and 1,962,538 shares in 1999 and 1998, respectively                1,988,076                1,962,538
    Capital in excess of par value                                                       9,471,342                9,227,013
    Retained earnings                                                                   23,371,304               23,027,483
----------------------------------------------------------------------------------------------------------------------------
                                                                                        34,830,722               34,217,034
Add (deduct):
Cost of common shares in treasury
1,975  in 1999, and 0 shares in 1998                                                       (18,769)                       0
Notes receivable from employees for purchase
    of common stock of the Company                                                        (285,013)                (193,338)
Other comprehensive income:
--------------------------------------------------------------------------------
   Equity adjustments from foreign currency translations                                (1,272,162)                (456,392)
   Equity adjustments for pension liability                                               (720,000)                (720,000)
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (1,992,162)              (1,176,392)
                                                                                --------------------------------------------
  Total shareholders' equity                                                            32,534,778               32,847,304
----------------------------------------------------------------------------------------------------------------------------
                                                                                       $89,006,277               90,858,926
============================================================================================================================


See accompanying notes to consolidated financial statements.

                       THE OILGEAR COMPANY AND SUBSIDIARIES               Page 3
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                               FOR THREE MONTHS ENDED
                                                                                        MARCH 31
Operations                                                                  1999                     1998
=========================================================================================================================
Net sales                                                            $23,209,883               21,971,038
Cost of sales                                                         16,590,849               15,574,927
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           6,619,034                6,396,111
Selling, general and
        administrative expenses                                        5,602,920                5,528,828
                                                       ------------------------------------------------------------------
Operating income                                                       1,016,114                  867,283
Interest expense                                                        (447,893)                (461,756)
Other non-operating income                                                87,044                  135,149
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                             655,265                  540,676
Income taxes                                                             152,547                  125,000
-------------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                                    502,718                  415,676
Net earnings from minority interest                                       20,606                   13,956
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                            $482,112                  401,720
-------------------------------------------------------==================================================================
Basic earnings per share of common stock                                    0.25                     0.21
                                                       ==================================================================
Diluted earnings per share of common stock                                  0.25                     0.21
-------------------------------------------------------==================================================================
Dividend Per Share                                                         $0.07                     0.07
-------------------------------------------------------==================================================================
Basic weighted average outstanding shares                              1,966,160                1,930,028
-------------------------------------------------------==================================================================
Diluted weighted average outstanding shares                            1,966,440                1,943,308
-------------------------------------------------------==================================================================


See accompanying notes to consolidated financial statements.

                       THE OILGEAR COMPANY AND SUBSIDIARIES               Page 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   FOR THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                1999                   1998
===============================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                            $   482,112                401,720
    Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
      Depreciation                                                                              936,330              1,024,567
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                              41,816                 33,585

    Minority interest in consolidated subsidiaries                                               20,606                 13,956
    Change in assets and liabilities:
      Trade accounts receivable                                                              (1,061,534)            (2,904,984)
      Inventories                                                                               889,541             (1,136,068)
      Prepaid expenses                                                                         (179,780)               135,355
      Accounts payable                                                                       (2,358,435)               442,378
      Customer deposits                                                                         409,391                573,592
      Accrued compensation                                                                      593,693                194,407
      Other, net                                                                                313,330               (165,818)
-------------------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                                     87,070             (1,387,310)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                         (490,201)            (1,377,774)
  Investment in subsidiaries                                                                          0                      0
-------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                                  (490,201)            (1,377,774)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreements                                   (21,891)               (76,627)
  Repayment of long-term debt                                                                  (405,385)              (208,251)
  Proceeds from issuance of long-term debt                                                      851,787              1,869,710
  Capital expenditures funded by restricted cash                                                227,390                794,487
  Dividends paid                                                                               (138,290)              (135,718)
  Purchase of treasury stock                                                                    (18,769)                     0
  Proceeds from sale of treasury stock                                                                0                      0
  Proceeds from sale of common stock                                                            100,762                 47,112
  Payments received on notes receivable from employees                                           35,614                 21,005
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                               631,218              2,311,718
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                         (10,804)                23,122
-------------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                                    217,283               (430,245)
Cash and cash equivalents:
  At beginning of period                                                                      4,058,530              3,010,929
-------------------------------------------------------------------------------------------------------------------------------
  At end of period                                                                          $ 4,275,813              2,580,685
--------------------------------------------------------------------------------===============================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
                                                                                ===============================================
    Interest                                                                                $   421,084                417,929
                                                                                ===============================================
    Income taxes                                                                            $    48,289                 40,873
--------------------------------------------------------------------------------===============================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                                   FOR THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                 1999                   1998
===============================================================================================================================
Net earnings                                                                                $   482,112                401,720
Other comprehensive income (loss):
    Foreign currency translation adjustment                                                    (815,770)                91,940

--------------------------------------------------------------------------------===============================================
Total comprehensive income (loss)                                                             ($333,658)               493,660
--------------------------------------------------------------------------------===============================================

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1998 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the notes thereto in the 1998 Annual Report.

BUSINESS DESCRIPTION AND OPERATIONS
         The Oilgear Company focuses on one segment, the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components, systems and electronic controls. Products include piston pumps, motors, valves, controls, manifolds, electronic systems and components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The products are sold as individual components or integrated into high performance systems.

INVENTORIES

Inventories at March 31, 1999 and December 31, 1998 consist of the following:


                                          3-31-99           12-31-98
Raw materials                          $ 2,629,587         2,601,718
Work in process                         22,586,538        23,196,578
Finished goods                           5,363,419         6,281,776
                                        30,579,544        32,080,072
LIFO reserve                            (1,835,000)       (1,996,000)
Total                                  $28,744,544        30,084,072



Inventories stated on the last-in, last-out (LIFO) basis are valued at $18,920,000 and $19,404,000 at March 31, 1999 and December 31, 1998,
respectively.


EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                                   Three Months Ended
                                                             March 31, 1999   March 31, 1998
Net income for basic and diluted earnings per share            $  482,112        401,720
Weighted average common shares outstanding                      1,966,160      1,930,028
Dilutive stock options                                                280         13,280
Dilutive average common shares outstanding                      1,966,440      1,943,308
Basic earnings per common share                                $      .25     $      .21
Diluted earnings per common share                              $      .25     $      .21


Options to purchase 61,742 shares of common stock with a weighted average exercise price of $12.22 per share were outstanding at March 31, 1999. Options to purchase 63,010 shares of common stock with a weighted average exercise price of $11.91 per share were outstanding at March 31, 1998. Options to purchase 52,687 and 6,471 shares, respectively, of common stock were not included in the March 31, 1999 and 1998 computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the three month periods then ended.

RECLASSIFICATIONS

Certain 1998 engineering expenses have been reclassified from operating expenses to cost of sales in the consolidated statements of earnings to conform with the 1999 presentation. The amount reclassified for the three month period ended March 31, 1998 was approximately $363,000.

                                                                          Page 6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Work in process and finished goods inventories decreased from their balances at December 31, 1998 partially due to the shipment of a large components order that was close to completion on December 31, 1998 but not shipped until January 1999. A decrease in purchases related to system orders caused accounts payable to decrease at March 31, 1999 compared to the accounts payable balance at December 31, 1998.

The Company's management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

Primarily due to the weak U.S. fluid power market, orders for the first quarter of 1999 were down by approximately 16% from the record first quarter of 1998. The lagging demand in the U.S. fluid power market was particularly affected by sluggish performance in the systems market for the forging, steel and wood products sectors. Net sales for the first quarter of 1999 were approximately 6% higher than the first quarter of 1998. While net sales were higher in the first quarter of 1999, they were less than the orders for the first quarter of 1999 causing the backlog to increase to approximately $23,000,000, or by approximately 4% from the levels at December 31, 1998.

The cost of goods sold as a percent of net sales increased during the first quarter of 1999 by approximately 1% when compared to the first quarter of 1998. Operating expenses stayed flat for the first quarter of 1999 when compared to the first quarter of 1998.

Interest expense has decreased because interest rates decreased.

Non-operating income consists of the following:


                                            FOR THREE MONTHS ENDED
                                    March 31,1999             March 31, 1998
----------------------------------------------------------------------------
Interest income                        $60,592                    55,719
Foreign currency exchange gain           1,063                    50,994
Miscellaneous, net                      25,389                    28,436
================================================================================
Non-operating income                   $87,044                   135,149
================================================================================


OTHER MATERIAL MATTERS

On April 20, 1999, the Company changed its policy of issuing previously unissued shares of its common stock to the Savings Plus Plan (the "Savings Plan"), the Company's 401(k) plan, to fill the needs of such plan when employees invest new money in the Company's stock fund maintained by the Savings Plan. The Company has instituted a policy of using shares of its common stock purchased on the open market to fill the needs of the Savings Plan. As a result, the trading volume of the Company's common stock may be affected by such purchases.

YEAR 2000 ISSUE

         Some computer software and hardware identify dates by year but omit which century the year falls into, therefore, these products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 Issue"), if not addressed, could cause computer applications or equipment using computer software or embedded chip technology to fail or provide incorrect information when using dates after December 31, 1999. The Company uses equipment with computer chips to run many software programs for many of its business application systems including order entry, engineering, production control, manufacturing, purchasing, accounting and communications. The Company also manufacturers products that incorporate components purchased from other manufacturers that contain computer chips.


STATE OF READINESS


         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter.

          Information systems - The Company is inspecting its computer hardware to ensure that it will be Year 2000 compliant and expects to finish upgrading or replacing any equipment not Year 2000 compliant by June 30, 1999. Since most of the Company's application system software was written by programmers employed by the Company, that software was reviewed, updated and tested by the Company's in-house programmers. This project was completed in March 1999. Software purchased from outside vendors is being upgraded or replaced where necessary.

          Manufacturing and facilities - The Company performed an initial review and testing of its machine controls which did not reveal any problem with the Year 2000 Issue. The Company is attempting to verify the ability of the machines using electronic controls with embedded chip technology to properly perform after December 31, 1999. Security systems and HVAC systems at the Company's facilities are being tested for compliance with the Year 2000 Issue.

           Communications - Telephone, fax, mailing equipment and e-mail systems have been tested for the Year 2000 Issue and upgraded or replaced when not compliant. All of these systems have been reviewed and now are Year 2000 compliant.

                                                                         Page 7
         Third party relationships - The Company has mailed letters to its significant vendors and service providers and is communicating with strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 Issues and whether the products and services purchased from or by such entities are Year 2000 compliant. All the vendors who replied to the letter responded that they are addressing the Year 2000 Issue on a timely basis. A follow-up letter was mailed to vendors who did not reply.

         Costs incurred by the Company to date to address the Year 2000 Issue have not been material and are expected to be less than $200,000. These costs are expensed when incurred and are funded from operating cash flows.

RISKS AND CONTINGENCY PLANS


         Although the Company believes its efforts will adequately address the Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered by its vendors or suppliers. Despite any vendor's or supplier's certification regarding Year 2000 compliance there can be no assurance that the vendor's or supplier's ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue would interrupt manufacturing of the Company's products for an undeterminable period of time. The Company has identified and will continue to identify alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements be affected by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternative vendors, a disruption in production could have a material adverse impact on the Company. The Company does not currently expect to develop a formal contingency plan concerning the Year 2000 Issue.

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

EURO CONVERSION

         The Company has assessed the impact the Euro conversion will have on its operations with regard to competition, currency risk, contracts, taxation and information technology. The software needed by the Company to properly process transactions in the Euro has been upgraded. The Company believes the conversion to the Euro, which began in January 1999, will not have a material adverse affect upon its business or its financial condition. However, there can be no assurance that unforeseen difficulties and costs may not arise.

CAUTIONARY FACTORS

         The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:



         - Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries, such as India, Spain and Italy, which have historically been less stable than the U.S. in several respects, including fiscal and political stability.

         - Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

         - The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations.

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

         - The cost and other affects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

         - Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

         - Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

         - Financial and information system problems resulting from the advent of the twenty-first century and affecting the Company, its suppliers or its customers.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Companys' market risk exposure has not changed substanatially from the year ended December 31, 1998. See item 7A Quantitative and Qualitative Disclosures About Market Risk in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                                                                         Page 10
                          PART II - OTHER INFORMATION

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








      5-13-99                        THE OILGEAR COMPANY
--------------------------------------------------------------------------------
                                          Registrant






                                        /s/  David A. Zuege
                                      ------------------------------------------
                                         David A. Zuege
                                         President and CEO



                                         /s/ Thomas J. Price
                                      ------------------------------------------
                                         Thomas J. Price
                                         VP-Finance and Corporate Secretary

                              THE OILGEAR COMPANY
                          COMMISSION FILE NUMBER 0-822
                                  EXHIBIT INDEX



                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999


Exhibit
Number
------


 27 The Oilgear Company Financial Data Schedule for the three months ended March 31, 1999.