Form 10-Q
period 1999-06-30
OILGEAR CO
filed 1999-08-16
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   June  30, 1999

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   ------------------  ----------------------

    Commission file number          0-822
                          -------------------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                   39-0514580
-------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


2300 SOUTH 51ST STREET, MILWAUKEE, WISCONSIN                      53219
--------------------------------------------                   ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (414) 327-1700
                                                   --------------

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES    X    NO
                                               ------     ------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                       Outstanding June 30, 1999
--------------------------------------------------------------------------------
Common Stock, $1.00 Par Value                                        1,988,783

                      PART I - FINANCIAL INFORMATION                     PAGE 2

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                           JUNE 30, 1999                     December 31, 1998
====================================================================================================================================
Current assets:
  Cash and cash equivalents                                                         $5,005,037                          4,058,530
  Trade accounts receivable less allowance for doubtful receivables
      of $283,685 and $345,365 in 1999 and 1998, respectively                       18,196,972                         18,054,508
  Costs and estimated earnings in excess of billings on uncompleted contracts        1,509,652                          1,096,042
  Inventories                                                                       25,541,309                         28,661,018
  Prepaid expenses                                                                     599,441                            356,897
  Other current assets                                                               1,049,087                          2,061,476
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                51,901,498                         54,288,471
------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                            1,030,175                          1,124,031
     Buildings                                                                      11,298,701                         11,551,569
     Machinery and equipment                                                        47,176,127                         47,846,176
     Drawings, patterns and patents                                                  3,898,197                          3,773,156
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    63,403,200                         64,294,932


     Less accumulated depreciation and amortization                                (35,683,349)                       (34,814,532)


------------------------------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment                                                 27,719,851                         29,480,400
  Pension intangible                                                                   350,000                            350,000
  Other assets                                                                       6,341,258                          6,464,320
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $86,312,607                         90,583,191
--------------------------------------------------------------------------------====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                             JUNE  30, 1999                    December 31, 1998
====================================================================================================================================

Current liabilities:
  Short-term borrowings                                                                 $107,452                            144,178
  Current installments of long-term debt                                               1,989,158                          1,998,180
  Accounts payable                                                                     5,724,470                          7,784,829
  Billings in excess of costs and estimated earnings on uncompleted contracts             23,268                             88,265
  Customer deposits                                                                    1,589,719                          2,218,400
  Accrued compensation                                                                 2,719,503                          2,058,169
  Other accrued expenses and income taxes                                              4,080,084                          4,514,690

------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             16,233,654                         18,806,711
------------------------------------------------------------------------------------------------------------------------------------


Long-term debt, less current installments                                             23,507,564                         24,557,893
Unfunded employee retirement plan costs                                                1,550,000                          1,550,000
Unfunded postretirement health care costs                                             10,905,000                         10,905,000
Other noncurrent liabilities                                                           1,385,500                          1,284,355
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     53,581,718                         57,103,959
------------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                           667,491                            631,928
Shareholders' equity:
  Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,988,783 and 1,962,538 shares in 1999 and 1998, respectively              1,988,783                          1,962,538
    Capital in excess of par value                                                     9,485,905                          9,227,013
    Retained earnings                                                                 23,568,238                         23,027,483
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      35,042,926                         34,217,034
Add (deduct):
Notes receivable from employees for purchase
    of common stock of the Company                                                      (259,985)                          (193,338)
Other comprehensive income:
   Equity adjustments from foreign currency translations                              (1,999,543)                          (456,392)
   Equity adjustments for pension liability                                             (720,000)                          (720,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (2,719,543)                        (1,176,392)
------------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                          32,063,398                         32,847,304
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     $86,312,607                         90,583,191
--------------------------------------------------------------------------------====================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                               THE OILGEAR COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                             FOR THREE MONTHS ENDED              FOR SIX MONTHS ENDED
                                                                     JUNE 30                            JUNE 30
OPERATIONS                                                       1999              1998           1999              1998
=========================================================================================================================
Net sales                                                 $22,357,482        25,079,020     45,567,365        47,050,058
Cost of sales                                              16,136,138        17,945,186     32,726,987        33,520,113
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                6,221,344         7,133,834     12,840,378        13,529,945
Selling, general and
        administrative expenses                             5,453,132         5,890,070     11,056,052        11,418,898
-------------------------------------------------------------------------------------------------------------------------
Operating income                                              768,212         1,243,764      1,784,326         2,111,047
Interest expense                                             (423,503)         (534,494)      (871,396)         (996,250)
Other non-operating income (expense), net                     116,159           137,048        203,203           272,197
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest              460,868           846,318      1,116,133         1,386,994
Income tax expense                                            104,734           180,000        257,281           305,000
-------------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                         356,134           666,318        858,852         1,081,994
Net earnings (loss) from minority interest                     14,957           (18,757)        35,563            (4,801)
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 $341,177           685,075        823,289         1,086,795
--------------------------------------------------------=================================================================
Basic earnings per share of common stock                         0.17              0.35           0.42              0.56
--------------------------------------------------------=================================================================
Diluted earnings per share of common stock                       0.17              0.35           0.42              0.56
--------------------------------------------------------=================================================================
Dividend per share                                              $0.07              0.07           0.14              0.14
--------------------------------------------------------=================================================================
Basic weighted average outstanding shares                   1,988,674         1,944,409      1,977,479         1,937,319
--------------------------------------------------------=================================================================
Diluted weighted average outstanding shares                 1,988,674         1,960,917      1,977,479         1,952,050
--------------------------------------------------------=================================================================

See accompanying notes to consolidated financial statements.

                   THE OILGEAR COMPANY AND SUBSIDIARIES                   PAGE 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR SIX MONTHS ENDED
                                                                                       JUNE 30          JUNE 30
                                                                                          1999             1998
===============================================================================================================
Cash flows from operating activities:
    Net earnings                                                                      $823,289        1,086,795
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation                                                                   1,955,546        1,912,733
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                     69,857           76,795

    Minority interest in consolidated subsidiaries                                      35,563           (4,801)
    Change in assets and liabilities:
      Trade accounts receivable                                                       (868,861)        (826,961)
      Inventories                                                                    2,438,272       (3,311,621)
      Prepaid expenses                                                                (282,734)          (5,480)
      Accounts payable                                                              (1,793,228)        (844,878)
      Customer deposits                                                               (508,264)       1,489,658
      Accrued compensation                                                             804,600         (226,114)
      Other, net                                                                       256,362          802,914
----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                2,930,403          149,040
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                (733,748)      (2,452,268)
  Investment in subsidiaries                                                                 0         (250,591)
----------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                         (733,748)      (2,702,859)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayments under line-of-credit agreements                                       (35,312)      (4,074,905)
  Repayment of long-term debt                                                         (922,927)        (464,904)
  Proceeds from issuance of long-term debt                                                   0        6,626,062
  Capital expenditures funded by restricted cash                                       227,390        1,256,919
  Dividends paid                                                                      (278,332)        (272,218)
  Purchase of treasury stock                                                           (18,769)               0
  Proceeds from sale of treasury stock                                                  14,570                0
  Proceeds from sale of common stock                                                    99,483          150,197
  Payments received on notes receivable from employees                                  49,150           34,742
----------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                     (864,748)       3,255,893
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               (385,399)         (59,403)
----------------------------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                                      946,508          642,671
Cash and cash equivalents:
  At beginning of period                                                             4,058,530        3,010,929
----------------------------------------------------------------------------------------------------------------
  At end of period                                                                  $5,005,037        3,653,600
--------------------------------------------------------------------------------================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest                                                                          $781,995          904,132
--------------------------------------------------------------------------------================================
    Income taxes                                                                      $146,340           74,944
--------------------------------------------------------------------------------================================

          See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

INVENTORIES

Inventories at June 30, 1999 and December 31, 1998 consist of the following:


                                     6-30-99          12-31-98
================================================================================
Raw materials                      $ 2,518,025        2,601,718
Work in process                     20,305,424       21,773,524
Finished goods                       4,399,860        6,281,776
================================================================================
                                    27,223,309       30,657,018
================================================================================
LIFO reserve                        (1,682,000)      (1,996,000)
================================================================================
Total                              $25,541,309       28,661,018
================================================================================


Inventories stated on the last-in, first-out (LIFO) basis are valued at $16,360,000 and $19,404,000 at June 30, 1999 and December 31, 1998,
respectively.


EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                               Three Months Ended                  Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                          June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net income for basic and diluted earnings per share           $341,177         685,075         823,289       1,086,795
====================================================================================================================================
Weighted average common shares outstanding                   1,988,674       1,944,409       1,977,479       1,937,319
Dilutive stock options                                               0          16,508               0          14,731
------------------------------------------------------------------------------------------------------------------------------------
Dilutive average common shares outstanding                   1,988,674       1,960,917       1,977,479       1,952,050
====================================================================================================================================
Basic earnings per common share                                   $.17            $.35            $.42            $.56
====================================================================================================================================
Diluted earnings per common share                                 $.17            $.35            $.42            $.56
====================================================================================================================================

Options to purchase 61,742 shares of common stock with a weighted average exercise price of $12.22 per share were outstanding at June 30, 1999. Options to purchase 63,010 shares of common stock with a weighted average exercise price of $11.91 per share were outstanding at June 30, 1998.

Options to purchase 61,742 shares of common stock were not included in the June 30, 1999 computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the three month and six month periods then ended.

RECLASSIFICATIONS

Certain amounts reported in the 1998 Balance Sheet have been reclassified to conform with the 1999 presentation.

                                                                          PAGE 6
ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Work in progress and finished goods inventories decreased from their balances at December 31, 1998 partially due to the shipment of a large components order in January 1999. A further reduction in inventory at June 30, 1999, is due to a decrease in systems orders. Interest bearing debt was paid down by approximately $960,000 and accounts payable by approximately $1,800,000 by cash provided by operating activities. Cash and cash equivalents increased by approximately $950,000.

The Company's management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

A continued weak U.S. fluid power market caused orders for the second quarter and the first six months of 1999 to decrease by approximately 13% and 14%, respectively, when compared to the same periods in 1998. The lagging demand in the U.S. fluid market continues to be affected by sluggish performance in the systems market for the forging, steel and wood products sectors. The decline in orders caused net sales to decrease for the second quarter and first six months of 1999 by approximately 11% and 3%, respectively, when compared to the same periods in 1998. The backlog decreased to approximately $23,200,000 or by approximately 24% from the levels at June 30, 1998. However, the backlog at June 30, 1999 has increased by 4% from the backlog at December 31, 1999.

A lower volume of net sales caused the cost of goods sold as a percent of net sales to increase for the first six months of 1999 and the second quarter of 1999 by less than 1% when compared to the same periods in 1998. The decrease in employee levels caused operating expenses to decrease in the second quarter of 1999 by approximately 7% and decrease by approximately 3% for the first six months of 1999 when compared to the same periods in 1998.

Interest expense has decreased for the six month period ended June 30, 1999 and the second quarter of 1999 when compared to the same periods in 1998 because interest rates decreased and debt was paid down.

Non-operating income consists of the following:


                                                 FOR THREE MONTHS ENDED                      FOR SIX MONTHS ENDED
                                           June 30,1999          June 30, 1998          June 30, 1999     June 30, 1998
-----------------------------------------------------------------------------------------------------------------------
Interest income                                $25,333               40,184                  85,925           95,903
Foreign currency exchange gain                  61,281                1,984                  62,344           52,978
Miscellaneous, net                              29,545               94,880                  54,934          123,316
====================================================================================================================================
Non-operating income                          $116,159              137,048                 203,203          272,197
====================================================================================================================================

OTHER MATERIAL MATTERS

On April 20, 1999, the Company changed its policy of issuing previously unissued shares of its common stock to the Savings Plus Plan (the "Plan"), the Company's 401(k) plan, to fill the needs of such plan when employees invest new money in the Company's stock fund maintained by the Plan. The Company has instituted a policy of using shares of its common stock purchased on the open market to fill the needs of the Plan. As a result, the trading volume of the Companys' common stock may be affected by such purchases made by the trustee of the Plan.

Year 2000 Issue

Some computer software and hardware identify dates by year but omit which century the year falls into, these products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 Issue"), if not addressed, could cause computer applications or equipment using computer software or embedded chip technology to fail or provide incorrect information when using dates after December 31, 1999. The Company uses equipment with computer chips to run many software programs for many of its business application systems including order entry, engineering, production control, manufacturing, purchasing, accounting and communications. The Company also manufactures products that incorporate components purchased from other manufactures that contain computer chips.

State of Readiness

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter.

     Information systems - The Company has inspected its computer hardware to ensure that it will be Year 2000 compliant and has finished upgrading or replacing any equipment not Year 2000 compliant. Since most of the Company's application system software was written by programmers employed by the Company, that software was reviewed, updated and tested by our in-house programmers. This project was completed in March 1999. Software purchased from outside vendors is being upgraded where necessary.

     Manufacturing and facilities - The Company performed an initial review and testing of its machine controls which did not reveal any problem with the Year 2000 Issue. The Company has contacted machine manufacturers to verify the ability of machines that have electronic controls with embedded chip technology to properly perform after December 31, 1999. Security systems and HVAC systems at Company facilities are being tested for the Year 2000 Issue.

     Communications - Telephone, fax, mailing equipment and e-mail systems are being tested for the Year 2000 Issue and upgraded or replaced when not compliant with the Year 2000 Issue. Most of these systems have been reviewed and now are Year 2000 compliant.

     Third party relationships - The Company has mailed letters and follow-up letters to its significant vendors and service providers and is communicating with strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 Issues and whether the products and service purchased from or by such entities are Year 2000 compliant. All of the vendors who replied to the letter responded that they are addressing the Year 2000 Issue on a timely basis.

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

Euro Conversion

The Company has assessed the impact the Euro conversion will have on its operations with regard to competition, currency risk, contracts, taxation and information technology. The software needed to properly process transactions in the Euro has been upgraded. The Company believes the conversion to the Euro which began in January 1999 will not have a material adverse effect upon its business or its financial condition. However, there can be no assurance that unforeseen difficulties and costs may not arise.

                                                                          PAGE 8
CAUTIONARY FACTORS


The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:

- Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries, such as India, Spain and Italy, which have historically been less stable than the U. S. in several respects, including fiscal and political stability.

- Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

- The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations.

- Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize the Company's products.

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

- Financial and information system problems resulting with the advent of the twenty-first century that affect the Company, its suppliers or its customers.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Companys' market risk exposure has not changed substantially from the year ended December 31, 1998. See item 7A Quantitative and Qualitative Disclosures About Market Risk in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                                                                         PAGE 10
                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders on April 20, 1999, management's nominees named below were elected as directors of the class whose term expires in 2002 and one management nominee named below was elected to fill the vacancy created by the resignation of a director whose term expires in 2000, by the indicated votes cast for and withheld with respect to each nominee. Of the 1,966,284 shares of Common Stock which were entitled to vote at the meeting, 1,680,335 shares were represented in person or by proxy and 1,484,033 shares (88% of the shares represented) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.



     Name of Nominee                        For          Withheld          Term-expiring
-------------------------------------------------------------------------------------------------------------
     Gerhard W. Bahner                      1,484,033       196,302                 2002
     Michael H. Joyce                       1,530,663       149,672                 2002
     Thomas L. Misiak                       1,529,767       150,568                 2002
     Roger H. Schroeder                     1,530,850       149,485                 2000

     Messrs. Hubert Bursch and David A. Zuege terms as directors continue until 2000. Messrs. Dale C. Boyke, Michael C. Sipek and Frank L. Schmit terms as directors continue until 2001. Further information concerning this matter is contained in the registrant's Proxy Statement dated March 26, 1999 with respect to the registrants 1999 annual meeting of shareholders.

                                                                         PAGE 11
                           PART II - OTHER INFORMATION

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








      8-13-99                             THE OILGEAR COMPANY
--------------------------------------------------------------------------------
                                               REGISTRANT




                                                /S/ DAVID A. ZUEGE
--------------------------------------------------------------------------------
                                             David A. Zuege
--------------------------------------------------------------------------------
                                             PRESIDENT AND CEO
                                             (principal executive officer)



                                               /S/ THOMAS J. PRICE
--------------------------------------------------------------------------------
                                             THOMAS J. PRICE
                                             VP-FINANCE AND CORPORATE SECRETARY
                                             (principal financial and
                                             accounting officer)

                               THE OILGEAR COMPANY
                          COMMISSION FILE NUMBER 0-822
                                  EXHIBIT INDEX



                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1999


Exhibit
Number                        Description
-------                       -----------

 11 Statement regarding computation of per share earnings. (See Notes to Consolidated Financial Statements (Unaudited) included herewith.)

 27 (a) The Oilgear Company Financial Data Schedule for the six months ended June 30, 1999. (Filed herewith.)