Form 10-Q
period 1999-09-30
OILGEAR CO
filed 1999-11-15
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  -----------------

Commission file number            0-822
                      -----------------------------

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

                          YES   X    NO
                             --------  --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding September 30, 1999
--------------------------------------------------------------------------------
Common Stock, $1.00 Par Value                            1,990,783

                       PART I-FINANCIAL INFORMATION                       PAGE 2

ITEM 1. FINANCIAL STATEMENTS.


                      THE OILGEAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                                                              SEPTEMBER 30, 1999           DECEMBER 31, 1998
====================================================================================================================================
Current assets:
  Cash and cash equivalents                                                               $  4,719,633                   4,058,530
  Trade accounts receivable, less allowance for doubtful receivables
      of $288,620 and $345,365 in 1999 and 1998, respectively                               19,724,472                  18,054,508
  Costs and estimated earnings in excess of billings on uncompleted contracts                  781,180                   1,096,042
  Inventories                                                                               25,638,945                  28,661,018
  Prepaid expenses                                                                             548,854                     356,897
  Other current assets                                                                         989,785                   2,061,476
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        52,402,869                  54,288,471
------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                                    1,050,506                   1,124,031
     Buildings                                                                              11,397,934                  11,551,569
     Machinery and equipment                                                                48,648,309                  47,846,176
     Drawings, patterns and patents                                                          3,949,187                   3,773,156
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            65,045,936                  64,294,932
     Less accumulated depreciation and amortization                                        (37,466,993)                (34,814,532)
------------------------------------------------------------------------------------------------------------------------------------

  Net property, plant and equipment                                                         27,578,943                  29,480,400
  Pension intangible                                                                           350,000                     350,000
  Other assets                                                                               6,288,511                   6,464,320
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 86,620,323                  90,583,191
--------------------------------------------------------------------------------====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                                               SEPTEMBER  30, 1999           DECEMBER 31, 1998
====================================================================================================================================
Current liabilities:
  Short-term borrowings                                                                   $     47,243                     144,178
  Current installments of long-term debt                                                     1,932,843                   1,998,180
  Accounts payable                                                                           5,198,427                   7,784,829
  Billings in excess of costs and estimated earnings on uncompleted contracts                  366,993                      88,265
  Customer deposits                                                                          2,616,853                   2,218,400
  Accrued compensation                                                                       2,543,962                   2,058,169
  Other accrued expenses and income taxes                                                    4,168,157                   4,514,690

------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   16,874,478                  18,806,711
------------------------------------------------------------------------------------------------------------------------------------


Long-term debt, less current installments                                                   22,326,121                  24,557,893
Unfunded employee retirement plan costs                                                      1,550,000                   1,550,000
Unfunded postretirement health care costs                                                   10,905,000                  10,905,000
Other noncurrent liabilities                                                                 1,418,773                   1,284,355
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           53,074,372                  57,103,959
------------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                 717,208                     631,928
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,990,783 and 1,962,538 shares in 1999 and 1998, respectively                    1,990,783                   1,962,538
    Capital in excess of par value                                                           9,497,904                   9,227,013
    Retained earnings                                                                       23,729,974                  23,027,483
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            35,218,661                  34,217,034
Deduct:
Notes receivable from employees for purchase
    of common stock of the Company                                                            (242,739)                   (193,338)
Other comprehensive loss:

   Foreign currency translation adjustments                                                 (1,427,179)                   (456,392)
   Minimum pension liability adjustments                                                      (720,000)                   (720,000)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (2,147,179)                 (1,176,392)
------------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                32,828,743                  32,847,304
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 86,620,323                  90,583,191
--------------------------------------------------------------------------------====================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                               THE OILGEAR COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                    FOR THREE MONTHS ENDED                  FOR NINE MONTHS ENDED
                                                                         SEPTEMBER 30                           SEPTEMBER 30
OPERATIONS                                                         1999                1998                1999               1998
====================================================================================================================================
Net sales                                                   $22,293,914          25,920,171          67,861,279         72,970,229
Cost of sales                                                15,886,250          19,481,851          48,613,237         53,001,964
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                  6,407,664           6,438,320          19,248,042         19,968,265
Selling, general and
        administrative expenses                               5,322,138           5,543,832          16,378,190         16,962,730
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                              1,085,526             894,488           2,869,852          3,005,535
Interest expense                                               (391,103)           (563,589)         (1,262,499)        (1,559,839)
Other non-operating income (expense), net                      (119,118)             91,600              84,085            363,797
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                575,305             422,499           1,691,438          1,809,493
Income tax expense                                              223,345             199,971             480,626            504,971
------------------------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                           351,960             222,528           1,210,812          1,304,522
Net earnings (loss) from minority interest                       51,013              53,600              86,576             48,799
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                $   300,947             168,928           1,124,236          1,255,723
------------------------------------------------------------========================================================================
Basic earnings per share of common stock                           0.15                0.09                0.57               0.65
------------------------------------------------------------========================================================================
Diluted earnings per share of common stock                         0.15                0.09                0.57               0.64
------------------------------------------------------------========================================================================
Dividend per share                                                 0.07                0.07                0.21               0.21
------------------------------------------------------------========================================================================
Basic weighted average outstanding shares                     1,988,805           1,953,043           1,981,296          1,942,640
------------------------------------------------------------========================================================================
Diluted weighted average outstanding shares                   1,988,805           1,959,398           1,981,296          1,954,176
------------------------------------------------------------========================================================================

See accompanying notes to consolidated financial statements.

                   THE OILGEAR COMPANY AND SUBSIDIARIES                   PAGE 4
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR NINE MONTHS ENDED
                                                                                    SEPTEMBER 30             SEPTEMBER 30
                                                                                            1999                     1998
====================================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                     $ 1,124,236                1,255,723
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation                                                                     3,055,221                2,855,136
      Common stock issued in connection with:

      Compensation element of sales to employees
          and employee savings plan                                                       65,261                  102,342

    Minority interest in consolidated subsidiaries                                        86,576                   48,799
    Change in assets and liabilities:
      Trade accounts receivable                                                       (2,135,916)                (739,189)
      Inventories                                                                      2,619,986               (4,274,348)
      Prepaid expenses                                                                  (220,826)                  22,222
      Accounts payable                                                                (2,407,065)                (690,365)
      Customer deposits                                                                  496,361                  323,795
      Accrued compensation                                                               583,710                 (533,553)
      Other, net                                                                       1,513,899                  629,748
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                           4,781,443                 (999,690)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                (1,532,058)              (3,006,276)
  Investment in subsidiaries                                                                   0                 (259,158)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                         (1,532,058)              (3,265,434)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net repayments under line-of-credit agreements                                         (94,666)              (3,898,825)
  Repayment of long-term debt                                                         (2,189,731)              (1,106,552)
  Proceeds from issuance of long-term debt                                                     0                7,064,449
  Capital expenditures funded by restricted cash                                         227,390                1,520,524
  Dividends paid                                                                        (417,546)                (409,064)
  Purchase of treasury stock                                                             (18,769)                       0
  Proceeds from sale of treasury stock                                                    14,570                        0
  Proceeds from sale of common stock                                                     130,031                  205,810
  Payments received on notes receivable from employees                                    54,443                   39,742
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                              (2,294,278)               3,416,084
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                 (294,004)                 223,822
------------------------------------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents                             661,103                 (625,219)
Cash and cash equivalents:
  At beginning of period                                                               4,058,530                3,010,929
------------------------------------------------------------------------------------------------------------------------------------
  At end of period                                                                   $ 4,719,633                2,385,709
--------------------------------------------------------------------------------====================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                                                         $ 1,207,163                1,502,208
--------------------------------------------------------------------------------====================================================
    Income taxes                                                                     $   264,264                  143,879
--------------------------------------------------------------------------------====================================================


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               FOR NINE MONTHS ENDED                    FOR THREE MONTHS ENDED
                                                           SEPTEMBER 30       SEPTEMBER 30         SEPTEMBER 30        SEPTEMBER 30
                                                                   1999               1998                 1999                1998
=================================================================================================  =================================
Net earnings                                                 $1,124,236          1,255,723           $  300,947             168,928
Other comprehensive income (loss):
    Foreign currency translation adjustment                    (970,787)           949,736              572,364           1,020,505

-------------------------------------------------------------------------------------------------  ---------------------------------
Total comprehensive income                                   $  153,449          2,205,459           $  873,311           1,189,433
-----------------------------------------------------------======================================  =================================

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES                PAGE 5
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BUSINESS DESCRIPTION AND OPERATIONS

The Oilgear Company focuses on one segment, the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components, systems and electronic controls. Products include piston pumps, motors, valves, controls, manifolds, electronic systems and components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubbe and food. The products are sold as individual components or integrated into high performance systems.

INVENTORIES

Inventories at September 30, 1999 and December 31, 1998 consist of the following:
                                                 9-30-1999           12-31-1998
================================================================================
Raw materials                                  $ 2,495,000            2,602,000
Work in process                                 20,203,000           21,774,000
Finished goods                                   4,578,000            6,281,000
================================================================================
                                                27,276,000           30,657,000
================================================================================
LIFO reserve                                    (1,637,000)          (1,996,000)
================================================================================
Total                                          $25,639,000           28,661,000
================================================================================


Inventories stated on the last-in, first-out (LIFO) basis are valued at $15,981,000 and $19,404,000 at September 30, 1999 and December 31, 1998,
respectively.


EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                 Three Months Ended                     Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                     September 30, 1999  September 30, 1998   September 30, 1999  September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net income for basic and diluted earnings per share          $  300,947             168,928            1,124,236           1,255,723
====================================================================================================================================
Weighted average common shares outstanding                    1,988,805           1,953,043            1,981,296           1,942,640
Dilutive stock options                                                0               6,207                    0              11,265
------------------------------------------------------------------------------------------------------------------------------------
Dilutive average common shares outstanding                    1,988,805           1,959,250            1,981,296           1,953,905
====================================================================================================================================
Basic earnings per common share                              $      .15          $      .09           $      .57          $      .65
====================================================================================================================================
Diluted earnings per common share                            $      .15          $      .09           $      .57          $      .64
====================================================================================================================================

Options to purchase 61,348 shares of common stock with a weighted average exercise price of $12.22 per share were outstanding at September 30, 1999. Options to purchase 59,938 shares of common stock with a weighted average exercise price of $12.32 per share were outstanding at September 30, 1998.

Options to purchase 61,348 and 53,919 shares of common stock were not included in the quarter ending September 30, 1999 and 1998, respectively, computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the quarter then ended.

Options to purchase 61,348 and 20,438 shares of common stock were not included in the September 30, 1999 and 1998, respectively, computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the nine month periods then ended.

RECLASSIFICATIONS

Certain amounts reported in the 1998 Balance Sheet have been reclassified to conform with the 1999 presentation.

                                                                          PAGE 6
ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Work in progress and finished goods inventories decreased from their balances at December 31, 1998 partially due to the shipment of a large components order in January 1999. A further reduction in inventory at September 30, 1999, is due to a decrease in systems orders and a new inventory reduction program introduced by management in the third quarter of 1999. Interest bearing debt was paid down by approximately $2.3 million and accounts payable was reduced by approximately $2.4 million with cash provided by operating activities. Cash and cash equivalents increased by approximately $0.7 million. The Company's management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

The U.S. fluid power market has remained sluggish in the third quarter of 1999 but orders were enhanced by a sizable contract for the hydraulics and controls for the fixed umbilical tower associated with the expansion of rocket launch capabilities at Cape Canaveral Air Station. Orders for the third quarter of 1999 totaled approximately $23.4 million, slightly ahead of orders of approximately $22.3 million for the third quarter of 1998. Orders totaled approximately $70.0 million for the first nine months of 1999, compared to, orders of approximately $76.6 million for the same period in 1998. The decline in orders caused net sales to decrease for the third quarter and first nine months of 1999 by approximately 14% and 7%, respectively, when compared to the same periods in 1998. The backlog decreased to approximately $24.3 million or by approximately 12% from the levels at September 30, 1998. However, the backlog at September 30, 1999 has increased by 9% from the backlog at December 31, 1998.

A favorable mix of more profitable products shipped in the third quarter caused the cost of goods sold as a percent of net sales to decrease when compared to the same period in 1998 which caused the gross margin to increase in the third quarter of 1999 and the first nine months of 1999 by approximately 4% and 1%, respectively, when compared to the same periods in 1998.

A decrease in employee levels caused operating expenses to decrease in the third quarter of 1999 by approximately 4% and decrease by approximately 3% for the first nine months of 1999 when compared to the same periods in 1998.

Interest expense has decreased for the nine month period ended September 30, 1999 and the third quarter of 1999 when compared to the same periods in 1998 because interest rates decreased and debt was paid down.

Non-operating income (expense) consists of the following:


                                                     FOR THREE MONTHS ENDED                          FOR NINE MONTHS ENDED
                                           September 30, 1999      September 30, 1998      September 30, 1999     September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                      $ 24,490                  91,852                 110,415                187,755
Foreign currency exchange gain (loss)                (173,923)                (78,696)               (111,579)                25,718
Miscellaneous, net                                     30,315                  78,444                  85,249                150,324
====================================================================================================================================
Non-operating income (expense)                      ($119,118)                 91,600                  84,085                363,797
====================================================================================================================================

Approximately one half of the foreign currency exchange loss for the third quarter is an unrealized exchange loss on an accounts payable balance denominated in Pound Sterling against which the US Dollar weakened in the third quarter of 1999.

OTHER MATERIAL MATTERS

On April 20, 1999, the Company changed its policy of issuing previously unissued shares of its common stock to the Savings Plus Plan (the "Plan"), the Company's 401(k) plan, to fill the needs of such plan when employees invest new money in the Company's stock fund maintained by the Plan. The Company has instituted a policy of using shares of its common stock purchased on the open market to fill the needs of the Plan. As a result, the trading volume of the Company's common stock may be affected by such purchases made by the trustee of the Plan.

YEAR 2000 ISSUE

Some computer software and hardware identify dates by year but omit which century the year falls into, these products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 Issue") , if not addressed, could cause computer applications or equipment using computer software or embedded chip technology to fail or provide incorrect information when using dates after December 31, 1999. The Company uses equipment with computer chips to run many software programs for many of its business application systems including order entry, engineering, production control, manufacturing, purchasing, accounting and communications. The Company also manufactures products that incorporate components purchased from other manufacturers that contain computer chips.

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

     Manufacturing and facilities - The Company completed a review and test of its machine controls which did not reveal any problem with the Year 2000 Issue. The Company has contacted the machine manufacturers and verified with them the ability of the machines that have electronic controls with embedded chip technology to properly perform after December 31, 1999. Security systems and HVAC systems at Company facilities were tested for the Year 2000 Issue and updated or replaced when not compliant with the Year 2000 Issue.

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

Risks and Contingency Plans

Although the Company believes its efforts will adequately address the Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered. Despite our efforts regarding Year 2000 compliance there can be no assurance that our ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue would interrupt manufacturing of the Company's products for an undeterminable period of time. The Company has identified and will continue to identify alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements be affected by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternativ vendors, a disruption in production could have a material adverse impact on the Company. The Company does not currently expect to develop a formal contingency plan concerning the Year 2000 Issue.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risk exposure has not changed substanatially from the year ended December 31, 1998. See item 7A Quantitative and Qualitative Disclosures About Market Risk in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                                                                         PAGE 11
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









      11-13-99                          THE OILGEAR COMPANY
--------------------------------------------------------------------------------
                                            REGISTRANT




                                            /S/ DAVID A. ZUEGE
--------------------------------------------------------------------------------
                                            David A. Zuege
--------------------------------------------------------------------------------
                                            PRESIDENT AND CEO
                                            Principal Executive Officer


                                            /S/ THOMAS J. PRICE
--------------------------------------------------------------------------------
                                            THOMAS J. PRICE
                                            VP-FINANCE AND CORPORATE SECRETARY
                                            Principal Financial and Chief
                                            Accounting Officer

                               THE OILGEAR COMPANY
                          COMMISSION FILE NUMBER 0-822
                                  EXHIBIT INDEX



                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999


Exhibit
Number
------
 11 Statement regarding computation of per share earnings. (See Notes to Consolidated Financial Statements (Unaudited) included herewith.)

 27 (a) The Oilgear Company Financial Data Schedule for the nine months ended September 30, 1999 (Filed herewith).