Form 10-K405
period 1999-12-31
OILGEAR CO
filed 2000-03-30
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number: 000-00822

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 1, 2000, 1,990,783 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $7.375 last sale price on March 22, 2000 in the Nasdaq Stock Market) held by non-affiliates (excludes a total of 1,052,075 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $6,922,971.

                       DOCUMENTS INCORPORATED BY REFERENCE

    DOCUMENT                                                              PART OF FORM 10-K INTO WHICH PORTIONS OF
                                                                                     DOCUMENT ARE INCORPORATED

    Annual Report to Shareholders for year ended December 31, 1999                       Parts I and II

    Proxy Statement for Annual Meeting of Shareholders on April 18, 2000                    Part III

PART I

ITEM 1. BUSINESS.

The primary business of The Oilgear Company ("Oilgear" or the "Registrant"; together with its subsidiaries, the "Company") and its subsidiaries is the manufacture and distribution of systems and value engineered components for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. A business description is also provided in Note 2 of "Notes to Consolidated Financial Statements" on page 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 ("1999 Annual Report") and is hereby incorporated by reference.

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

Domestic Segment

The Company's products are sold in the United States and Canada directly through 15 district sales offices and by a network of approximately 65 distributors. Sales offices are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Novi, Michigan; Cleveland and Piqua, Ohio; Dallas and Longview, Texas; Laguna Hills, California; Lynnwood and Point Roberts, Washington; Atlanta, Georgia; Kansas City, Missouri; St. George, Utah; Doylestown, Pennsylvania; and Ajax, Ontario, Canada.

European Segment

The Company's products are sold in Europe directly through 6 wholly owned subsidiaries and by a network of approximately 15 distributors. Sales offices are located in Bedford and Leeds, England; Paris, France; Hernani, Spain; Hattersheim, Germany; and Montirone, Italy.

International Segment

The Company's products are sold outside the United States, Canada and Europe directly through 7 district sales offices and by a network of approximately 8 distributors. Sales offices are located in Taren Point, Australia; Belgaum and Bangalore, India; Taejon City, South Korea; Sao Paulo, Brazil; and Pachuca, Mexico. An Oilgear licensee, Oilgear Japan, is responsible for sales of all equipment sold in Japan. The Company owns 51% of a two joint venture companies in India, Oilgear Towler Polyhydron Pvt. Ltd., which distributes products manufactured in the United States, as well as repairs and manufactures designated Oilgear products for the Indian market and Towler Automation Pvt. Ltd. whose name was changed in 1998 from Oilgear Harman Pvt. Ltd., which designs and manufactures a wide array of process automation systems for global distribution. In 1998, the Company invested in a 58% ownership of a joint venture company in Taiwan, Oilgear Towler Taiwan Co. Ltd., which distributes and services Oilgear products to customers in the Taiwanese market.

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

Backlog

The Company's backlog of orders believed to be firm as of December 31, 1999 was approximately $18,844,000, a decrease of approximately $3,370,000 from the backlog of orders as of December 31, 1998, which was approximately $22,214,000. The Company expects that substantially all such orders will be filled in 2000. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company's products.

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

Research and Development

The Company's research and development activities are conducted by members of the engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. During 1999, the Company expended approximately $2,100,000, and during 1998 and 1997, approximately $2,000,000 and $2,100,000, respectively, on the research and development activities of its engineering staff. The emphasis of the Company product development efforts continues to be the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

Employees

At December 31, 1999, the Company had approximately 1,000 employees.

Seasonal Aspects of Business

The Company's business is not seasonal to any significant extent.

Industry Segments and Principal Products

The individual subsidiaries of the Company operate predominantly in one industry, the manufacture and distribution of fluid power systems and components for industrial machinery and industrial processes. The Company also provides repair parts and service for most of the products it manufactures. See "Principal Products, Markets and Methods of Distribution" above.

The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada. European includes Europe and International includes Asia, Latin America, Australia and most of Africa.

Segment Sales

Incorporated by reference to Note 2 of "Notes To Consolidated Financial Statements" on page 14 of the 1999 Annual Report.

ITEM 2. PROPERTIES.

Domestic

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

The Company owns a 132,000 square foot manufacturing facility located in Fremont, Nebraska. To manage the increased demand for the Company's new products, the Company expanded its Fremont, Nebraska facility in 1997 by 33,000 square feet. This expansion was financed through an industrial revenue bond issue. See Note 5 of "Notes to Consolidated Financial Statements" on page 15 of the 1999 Annual Report.

European

The Company's Oilgear GmbH subsidiary owns a three level concrete block and steel building with approximately 16,000 square feet in Hattersheim, Germany. This office and shop facility is constructed on two acres of land and is subject to a mortgage.

The Company's Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 49,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used by the electrical engineering department.

The Company's Oilgear Towler Ltd. subsidiary also owns an approximately 8,000 square foot building on approximately one-half acre of land used for customer service and sales in Bedford, England.

The Company's Oilgear Towler S.A. Spanish subsidiary owns a two-story manufacturing plant and office constructed of concrete and brick totaling approximately 25,000 square feet on approximately one acre of land in Hernani, Spain.

The Company's Oilgear Towler S.A. French subsidiary owns, subject to a mortgage, a 7,000 square foot office building constructed of prefabricated steel materials located on approximately one-half acre of land in Paris, France.

The Company's Oilgear Towler S.r.l. Italian subsidiary owns a 9,000 square foot two-story prefabricated concrete building on approximately one acre of land in Montirone, Italy. The facility is used to repair and assemble customer equipment, as well as house sales and service functions.

International

The Company leases facilities in all locations except for the Company's Oilgear Towler Polyhydron Pvt. Ltd. The Company's Oilgear Towler Polyhydron Pvt. Ltd Indian joint venture owns two plants. Plant number 1 is a masonary three story building with approximately 6,000 square feet on approximately 13,000 square feet of land. Plant number 2 is a one story masonary building with approximately 11,000 square feet on approximately 258,000 square feet of land.

Properties in all segments are maintained in good condition and are adequate for present operations.

Borrowings under the Company's domestic and foreign loan agreements are collateralized by substantially all domestic property, plant and equipment and by substantially all assets of the applicable foreign subsidiaries, respectively. See Notes 4 and 5 of "Notes To Consolidated Financial Statements" on page 15 of the 1999 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.


                                                            OFFICES AND POSITIONS                            PRESENT OFFICE
              NAME                         AGE              HELD WITH REGISTRANT                               HELD SINCE
      David A. Zuege                       58             President and Chief Executive Officer;                 1996(1)
                                                          Director; Member of Executive Committee

      Gerhard W. Bahner                    61             Vice President - Engineering; Director                 1991(2)

      Thomas J. Price                      56             Vice President - Finance and Corporate                 1994(3)
                                                          Secretary

      Hubert Bursch                        60             Vice President - European Operations; Director         1994(4)

      Dale C. Boyke                        49             Vice President - Marketing & Sales; Director           1997(5)

      Robert D. Drake                      45             Vice President - Asian/Latin American                  1997(6)
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

     - Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of the employee benefit plans.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded on The Nasdaq Stock Market National Market under the symbol OLGR. As of March 30, 2000, the number of record holders of the Company's common stock was 516.

Incorporated by reference to "Quarterly Financial Information" and "Discussion of Cash Flows" on pages 7 and 8, respectively, of the 1999 Annual Report.

On February 28, 1999, the Company sold an aggregate of 12,500 unregistered shares of its common stock ("Shares") pursuant to the Company's Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the "Plan"). The Shares were sold to two officers and six other key employees in an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $11.00, the market bid price on the date of purchase. In payment, thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate purchase price will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.

ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference to "5 Year Summary" on page 9 of the 1999 Annual
Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to "Management's Discussion" on pages 6 through 9 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Incorporated by reference to "Market Risk Management" on Page 8 of the 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary financial information required by this item are set forth on pages 10 through 20 and under the heading "Quarterly Financial Information Unaudited" on page 7, respectively, of the 1999 Annual Report and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to "Election of Directors" on pages 2 and 3 of the Registrant's Proxy Statement, dated March 30, 2000, for its Annual Meeting of Shareholders on April 18, 2000 ("2000 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 6 through 10 and page 14, respectively, of the 2000 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" on pages 4 and 5 of the 2000 Annual Meeting Proxy Statement.

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

     3. Exhibits. See Exhibit Index included as the last part of this report, which index is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks preceding its exhibit number.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of 1999.


                      THE OILGEAR COMPANY AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

The consolidated financial statements of The Oilgear Company and subsidiaries together with the report thereon of KPMG LLP dated March 1, 2000, appearing on pages 10 through 20 of the 1999 Annual Report, are incorporated by reference into this Annual Report on Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements in the 1999 Annual Report.

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

                          INDEPENDENT AUDITORS' REPORT

Shareholders and the Board of Directors
The Oilgear Company:

Under date of March 1, 2000, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ KPMG LLP

                                                     KPMG LLP

Milwaukee, Wisconsin
March 1, 2000

THE OILGEAR COMPANY AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1999, 1998 and 1997

                                                ADDITIONS                   DEDUCTIONS
                                         ------------------------   -----------------------------------
                                         BALANCE AT    CHARGED TO
                                         BEGINNING     COSTS AND        OTHER      AMOUNTS WRITTEN OFF,    BALANCE AT
                                          OF YEAR      EXPENSES     ADJUSTMENTS(1)  NET OF RECOVERIES     END OF YEAR
                                         ----------   ----------    ------------   --------------------   ------------

Allowances for losses from obsolescence
which  are  deducted  on  the  balance
sheet from inventories

  Year ended
  December 31, 1999                      $3,003,028       82,921      (133,884)         (338,296)          2,613,769
                                         ----------   ----------    ----------        ----------           ---------

  Year ended
  December 31, 1998                      $2,495,904      534,220        42,195           (69,291)          3,003,028
                                         ----------   ----------    ----------        ----------           ---------

  Year ended
  December 31, 1997                      $2,599,771      251,835       (78,013)         (277,689)          2,495,904
                                         ----------   ----------    ----------        ----------           ---------

Allowances for losses in collection
which are deducted on the balance
sheet from trade accounts receivable


  Year ended
  December 31, 1999                      $  345,363        7,094       (18,533)          (65,726)            268,198
                                        -----------   ----------    ----------        ----------           ---------


  Year ended
  December 31, 1998                      $  211,372      146,733         3,754           (16,496)            345,363
                                         ----------   ----------    ----------        ----------           ---------

  Year ended
  December 31, 1997                      $  218,154      163,178        (8,399)         (161,561)            211,372
                                         ----------   ----------    ----------        ----------           ---------

(1) Includes adjustments due to foreign currency translation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY
   (Registrant)

By  /s/ Thomas J. Price                                       March 30, 2000
    --------------------------------------
        Thomas J. Price, Vice President-
        Finance and Corporate Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ David A. Zuege
------------------------------------------
David A. Zuege, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Thomas J. Price
------------------------------------------
Thomas J. Price, Vice President -Finance and
Corporate Secretary (Principal Financial Officer
and Principal Accounting Officer)

/s/ Dale C. Boyke
------------------------------------------
Dale C. Boyke, Director

/s/ Thomas L. Misiak
------------------------------------------
Thomas L. Misiak, Director

/s/ Gerhard W. Bahner
------------------------------------------
Gerhard W. Bahner, Director

/s/ Hubert Bursch
------------------------------------------
Hubert Bursch, Director

------------------------------------------
Frank L. Schmit, Director

/s/ Michael H. Joyce
------------------------------------------
Michael H. Joyce, Director

/s/ Roger H. Schroeder
------------------------------------------
Roger H. Schroeder, Director

/s/ Michael C. Sipek
------------------------------------------
Michael C. Sipek, Director


--------------
*Each of these signatures is affixed as of March 30, 2000.

                               THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 000-00822)

                                    * * * * *

                                  EXHIBIT INDEX

                         1999 ANNUAL REPORT ON FORM 10-K

                    EXHIBIT                                                            INCORPORATED HEREIN                 FILED
                    NUMBER                     DESCRIPTION                               BY REFERENCE TO:                 HEREWITH

                    3.1          Restated Articles of Incorporation of               Exhibit 3.1 to Registrant's
                                 The Oilgear Company (as adopted March 18,           10-K for year ended
                                 1969)                                               December 31, 1994 ("1994
                                                                                     10-K")

                    3.2          Bylaws of The Oilgear Company (as amended           Exhibit 3.2 to Registrant's
                                 and restated by the Board of Directors,             10-K for year ended
                                 effective January 1, 1992, to reflect the           December 31, 1991 ("1991
                                 revised Wisconsin Business Corporation Law)         10-K")

                   *4

                    4.1          Loan Agreement between The Oilgear Company          Exhibit 4.2 to Registrant's
                                 and M&I Marshall & Ilsley Bank dated as of          10-Q for the quarterly
                                 September 28, 1990, as amended and restated         period ended June 30, 1996
                                 as of June 17, 1996

                       (a)       Amendment No. 1 to Loan Agreement dated             Exhibit 4.1(a) to Registrant's
                                 October 11, 1996                                    10-K for year ended
                                                                                     December 31, 1997 ("1997
                                                                                     10-K")

                       (b)       Amendment No. 2 to Loan Agreement dated             Exhibit 4.1(b) to 1997 10-K
                                 January 23, 1997

                       (c)       Amendment No. 3 to Loan Agreement dated             Exhibit 4.1(c) to 1997 10-K
                                 July 21, 1997

                       (d)       Amendment No. 4 to Loan  Agreement dated            Exhibit 4.1(d) to 1997 10-K
                                 October 7, 1997

                       (e)       Amendment No. 5 to Loan Agreement dated             Exhibit 4 to the Registrant's
                                 April 28, 1998                                      10-Q for the quarterly period
                                                                                     ended June 30, 1998

                       (f)       Amendment No. 6 to Loan Agreement dated             Exhibit 4.1(f) to Registrant's
                                 October 15, 1998                                    10-K for year ended
                                                                                     December 31, 1998

                       (g)       Amendment No. 7 to Loan Agreement dated                                                    X
                                 June 4, 1999


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

                 **10.2(a)       The Oilgear Company Retirement Benefits             Exhibit 10.6 to 1990 10-K
                                 Equalization Plan, effective as of March 1,
                                 1991

                       (b)       Amendment to The Oilgear Company Retirement         Exhibit 10.3(b) to
                                 Benefits Equalization Plan adopted on December      Registrant's 10-K for year
                                 13, 1995                                            ended December 31, 1995
                                                                                     ("1995 10-K")

                 **10.3(a)       Oilgear Profit Sharing Program for Corporate        Exhibit 10.4(b) to
                                 Officers and Executives, as amended effective       Registrant's 10-K for year
                                 January 1, 1993                                     ended December 31, 1992

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

                       (c)       Amendment to The Oilgear Company                    Exhibit 10.5(c) to 1995 10-K
                                 Deferred Directors' Fee Plan adopted on
                                 December 11, 1991

                 **10.5          The Oilgear Company 1992 Stock Option               Exhibit A to Registrant's
                                 Plan                                                1993 Annual Meeting Proxy
                                                                                     Statement dated March 26,
                                                                                     1993

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

                   10.8          Agreements executed by The Oilgear Company
                                 Company in connection with an industrial revenue bond issue by County of Dodge,
                                 Nebraska:

                       (a)       Lease Agreement between County of Dodge,            Exhibit 10.9(a) to 1997 10-K
                                 Nebraska, as Lessor, and The Oilgear Company,
                                 as Lessee, dated as of October 1, 1997

                       (b)       Building Improvement Lease from The Oilgear         Exhibit 10.9(b) to 1997 10-K
                                 Company, as Lessor, to County of Dodge,
                                 Nebraska, as Lessee, dated as of October 1,
                                 1997

---------
** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

                    EXHIBIT                                                            INCORPORATED HEREIN                 FILED
                    NUMBER                     DESCRIPTION                               BY REFERENCE TO:                 HEREWITH
                       (c)       Bond Guaranty Agreement by The Oilgear              Exhibit 10.9(c) to 1997 10-K
                                 Company to Norwest Bank Wisconsin,
                                 National Association, as Trustee and
                                 Paying Agent, dated as of October 1, 1997

                       (d)       Credit Agreement by and between The Oilgear         Exhibit 10.9(d) to 1997 10-K
                                 Company and M&I Marshall & Ilsley Bank,
                                 dated as of October 1, 1997

                       (e)       Tax Regulatory Agreement among Norwest Bank         Exhibit 10.9(e) to 1997 10-K
                                 Wisconsin, National Association, as Trustee,
                                 County of Dodge, Nebraska, as Issuer, and
                                 The Oilgear Company, as Borrower, dated as
                                 of October 1, 1997

                  13             Portions of The Oilgear Company 1999 Annual                                                 X
                                 Report incorporated by reference in this
                                 Form 10-K (pages 6 through 20 thereof)

                  21             Subsidiaries of The Oilgear Company                                                         X

                  23             Consent of KPMG LLP                                                                         X

                  24             Power of Attorney                                                                      Signatures
                                                                                                                         Page in
                                                                                                                        this Report

                  27.1           Financial Data Schedule for the year ended                                                  X
                                 December 31, 1999

                  27.2           Restated Financial Data Schedule for the year                                               X
                                 ended December 31, 1998

                  27.3           Restated Financial Data Schedule for the year                                               X
                                 ended December 31, 1997

                  99             Financial Statements and Exhibits furnished                                            To be filed
                                 in lieu of Form 11-K Annual Report for 1999                                            by Amendment
                                 with respect to The Oilgear Salaried Savings
                                 Plus Plan (including related consent of
                                 KPMG LLP)