Form 10-Q
period 2000-03-31
OILGEAR CO
filed 2000-05-15
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended   March  31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------     --------------------

Commission file number          000-00822
                       --------------------------------------------------------
                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

             Wisconsin                                39-0514580
-------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


    2300 South 51st Street, Milwaukee, Wisconsin                   53219
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including area code:  (414) 327-1700
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

                         YES  X           NO
                             ---             ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                 Outstanding March 31, 2000
  Common Stock, $1.00 Par Value                               1,981,983

                                                                          PAGE 2
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                            MARCH 31, 2000      December 31, 1999
------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                         $ 5,269,727              6,698,452
   Trade accounts receivable, less allowance for doubtful
     receivables of $265,000 and $268,000 in 2000 and 1999, respectively              18,085,157             17,563,376
   Costs and estimated earnings in excess of billings on uncompleted contracts         3,317,840                511,564
   Inventories                                                                        21,773,937             23,232,920
   Prepaid expenses                                                                      540,929                378,680
   Other current assets                                                                  915,969                976,355
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  49,903,559             49,361,347
------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
   Land                                                                                  977,210              1,010,165
   Buildings                                                                          11,114,625             11,196,541
   Machinery and equipment                                                            47,754,388             47,233,691
   Drawings, patterns and patents                                                      4,323,192              4,249,083
------------------------------------------------------------------------------------------------------------------------
                                                                                      64,169,415             63,689,480
   Less accumulated depreciation and amortization                                     37,852,938             37,103,920
------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                     26,316,477             26,585,560
Intangible pension asset                                                                 240,000                240,000
Other assets                                                                           5,112,766              5,178,340
------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 81,572,802             81,365,247
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Short-term borrowings                                                                 $ 1,698                158,244
   Current installments of long-term debt                                              1,923,419              2,014,355
   Accounts payable                                                                    6,646,933              6,219,199
   Billings in excess of costs and estimated earnings on uncompleted contracts           313,594                726,671
   Customer deposits                                                                   1,180,015                523,717
   Accrued compensation and employee benefits                                          2,758,258              2,612,856
   Other accrued expenses and income taxes                                             3,765,156              3,605,491
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             16,589,073             15,860,533
------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                             18,103,597             18,546,233
Unfunded employee retirement plan costs                                                  790,000                790,000
Unfunded post-retirement health care costs                                            10,809,000             10,809,000
Other noncurrent liabilities                                                           1,600,626              1,483,998
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     47,892,296             47,489,764
------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                           855,051                797,472
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,990,783 shares in 2000 and 1999, respectively                            1,990,783              1,990,783
   Capital in excess of par value                                                      9,497,906              9,497,906
   Retained earnings                                                                  24,194,504             23,794,315
------------------------------------------------------------------------------------------------------------------------
                                                                                      35,683,193             35,283,004
   Deduct:
     Treasury stock, 8,800 and 800 shares in 2000 and 1999, respectively,
      at cost                                                                            (72,494)                (8,800)
     Notes receivable from employees for purchase of Company
      common stock                                                                      (237,288)              (223,819)
     Accumulated other comprehensive income:
      Foreign currency translation adjustment                                         (2,477,956)            (1,902,374)
      Minimum pension liability adjustment                                               (70,000)               (70,000)
------------------------------------------------------------------------------------------------------------------------
                                                                                      (2,547,956)            (1,972,374)
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            32,825,455             33,078,011
------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 81,572,802             81,365,247
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                         FOR QUARTER ENDED
                                                                              MARCH 31,
                                                                  2000                       1999
-----------------------------------------------------------------------------------------------------
Net sales                                                     $24,464,767                 23,209,883
Cost of sales                                                  17,758,718                 16,590,849
-----------------------------------------------------------------------------------------------------
Gross profit                                                    6,706,049                  6,619,034
Selling, general and
        administrative expenses                                 5,611,024                  5,602,920
-----------------------------------------------------------------------------------------------------
Operating income                                                1,095,025                  1,016,114
Interest expense                                                  341,859                    447,893
Other non-operating income, net                                    31,848                     87,044
-----------------------------------------------------------------------------------------------------
Earnings before income taxes                                      785,014                    655,265
Income tax expense                                                189,846                    152,547
-----------------------------------------------------------------------------------------------------
Net earnings before minority interest                             595,168                    502,718
Net earnings from minority interest                                56,295                     20,606
-----------------------------------------------------------------------------------------------------
Net earnings                                                    $ 538,873                    482,112
------------------------------------------------------===============================================
Basic earnings per share of common stock                           $ 0.27                       0.25
------------------------------------------------------===============================================
Diluted earnings per share of common stock                         $ 0.27                       0.25
------------------------------------------------------===============================================
Dividend per share of common stock                                 $ 0.07                       0.07
------------------------------------------------------===============================================
Basic weighted average outstanding shares                       1,981,570                  1,966,160
------------------------------------------------------===============================================
Diluted weighted average outstanding shares                     1,985,321                  1,966,440
------------------------------------------------------===============================================

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           FOR QUARTER ENDED
                                                                                                MARCH 31,
                                                                                        2000                 1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                      $ 538,873               482,112
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                                   971,321               936,330
        Common and treasury stock issued in connection with:
           Compensation element of sales to employees
             and employee savings plan                                                   11,722                41,816
        Minority interest in consolidated subsidiaries                                   56,295                20,606
        Change in assets and liabilities:
           Trade accounts receivable                                                   (780,588)           (1,061,534)
           Inventories                                                                1,250,143               889,541
           Prepaid expenses                                                            (174,562)             (179,780)
           Accounts payable                                                             490,537            (2,358,435)
           Customer deposits                                                            674,039               409,391
           Accrued compensation                                                         201,305               593,693
           Other, net                                                                (2,780,977)              313,330
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             $ 458,108                87,070
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                         (872,020)             (490,201)
----------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                $ (872,020)             (490,201)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net repayments under line of credit agreements                                     (156,236)              (21,891)
    Repayment of long-term debt                                                         583,870              (405,385)
    Proceeds from issuance of long-term debt                                             93,427               851,787
    Restricted cash used for capital expenditures                                             -               227,390
    Dividends paid                                                                     (138,683)             (138,290)
    Purchase of treasury stock                                                         (118,155)              (18,769)
    Proceeds from sale of common stock                                                        -               100,762
    Payments received on notes receivable from employees                                 29,270                35,614
----------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                     $ (874,247)              631,218
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                           (140,566)              (10,804)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                $(1,428,725)              217,283
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
    At beginning of period                                                            6,698,452             4,058,530
----------------------------------------------------------------------------------------------------------------------
    At end of period                                                                $ 5,269,727             4,275,813
------------------------------------------------------------------------------========================================
Supplemental disclosures of cash flow information:
   Cash paid during the  period for:
      Interest                                                                        $ 333,192               421,084
                                                                              ----------------------------------------
      Income taxes                                                                     $ 67,374                48,289
                                                                              ========================================

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                            FOR QUARTER ENDED
                                                                                                 March 31,
                                                                                        2000                  1999
----------------------------------------------------------------------------------------------------------------------
Net earnings                                                                          $ 538,873               482,112
Other comprehensive loss:
    Foreign currency translation adjustment                                            (575,582)             (815,770)
----------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                              $ (36,709)             (333,658)
------------------------------------------------------------------------------========================================

See accompanying notes to consolidated financial statements.

                     THE OILGEAR COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Basis of Presentation

These interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1999 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in the 1999 Annual Report.

Business Description and Operations

The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada, European includes Europe and International includes Asia, Latin America, Australia and most of Africa.

The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components, systems and electronic controls. Products include piston pumps, motors, valves, controls, manifolds, electrohydraulic systems and components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The products are sold as individual components or integrated into high performance systems.

 Geographic segment information is as follows:

                                                                                             For Quarter Ended
SALES TO UNAFFILIATED  CUSTOMERS                                                    MARCH 31, 2000       March 31, 1999
------------------------------------------------------------------------------------------------------------------------
Domestic                                                                              $ 14,712,357           13,037,669
European                                                                                 6,550,053            7,646,653
International                                                                            3,202,357            2,525,561
------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $ 24,464,767           23,209,883
------------------------------------------------------------------------------------------------------------------------

INTERSEGMENT SALES
------------------------------------------------------------------------------------------------------------------------
Domestic                                                                              $  2,023,013            2,009,887
European                                                                                   238,293              625,932

OPERATING INCOME
------------------------------------------------------------------------------------------------------------------------
Domestic                                                                              $    910,843              837,107
European                                                                                   373,991              423,245
International                                                                              424,909              423,058
Corporate expenses, including R&D                                                         (614,718)            (667,296)
------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $  1,095,025            1,016,114
------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
------------------------------------------------------------------------------------------------------------------------
Domestic                                                                              $ 49,287,817           58,630,975
European                                                                                24,569,624           24,885,447
International                                                                            6,140,042            4,074,465
Corporate                                                                                1,575,319            1,415,390
------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $ 81,572,802           89,006,277
------------------------------------------------------------------------------------------------------------------------

Inventories

Inventories at March 31, 2000 and December 31, 1999 consist of the following:

                       3-31-2000       12-31-1999
--------------------------------------------------
Raw materials       $  2,786,751         2,447,402
Work in process       16,741,279        17,634,558
Finished goods         3,749,907         4,777,960
--------------------------------------------------
                      23,277,937        24,859,920
LIFO reserve          (1,504,000)       (1,627,000)
--------------------------------------------------
Total               $ 21,773,937        23,232,920
==================================================

Inventories stated on the last-in, first-out basis (LIFO) are valued at $13,784,000 and $15,642,000 at March 31, 2000 and December 31, 1999,
respectively.


Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                         Three Months Ended
                                                     March 31, 2000   March 31, 1999
Net income for basic and diluted earnings per share     $  538,873     $  482,112
Weighted average common shares outstanding               1,981,570      1,966,160
Dilutive stock options                                       3,751            280
Dilutive average common shares outstanding               1,985,321      1,966,440
Basic earnings per common share                         $     0.27     $      .25
Diluted earnings per common share                       $     0.27     $      .25

Options to purchase 87,630 shares of common stock with a weighted average exercise price of $10.26 per share were outstanding at March 31, 2000. Options to purchase 61,742 shares of common stock with a weighted average exercise price of $12.22 per share were outstanding at March 31, 1999.

Options to purchase 60,630 and 52,687 shares of common stock were not included in the March 31, 2000 and 1999, respectively, computation of diluted earnings per share because the options' exercise price was greater than the average market price of common stock during the three month periods then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The increase of systems work-in-process, mainly in the domestic and international segments, at March 31, 2000 compared to March 31, 1999 caused the increase in "Costs and estimated earnings in excess of billings on uncompleted contracts". The continued weakening of the EURO caused the loss in "Foreign currency translation adjustment". The Company's management believes the Company has adequate means for meeting future capital needs.



RESULTS OF OPERATIONS

Sales of $24,465,000 for the first quarter of 2000 were up 5.4% from sales of $23,210,000 for the same period in 1999. Net earnings were $539,000 or $0.27 per share for the first quarter of 2000, an 11.8% increase from earnings of $482,000 or $0.25 per share in the first quarter of 1999.

The increase in first quarter sales reflected strong systems sales in the domestic segment and also in our international operations. Domestic sales were up 12.8% with particular strength in electrohydraulic systems. Our international segments sales were up 26.8% with very strong sales from the Mexican market.

The $28.7 million level of orders exceeded sales in the first quarter of 2000, with backlog reaching $23.1 million at the end of the first quarter, up from $18.8 million at the end of 1999.

Interest expense has decreased primarily because the amount of borrowings decreased.

Non-operating income consists of the following:

                                             FOR QUARTER ENDED
                                      March 31,2000   March 31, 1999
Interest income                          $ 76,989        60,592
Foreign currency exchange gain (loss)     (82,957)        1,063
Miscellaneous, net                         37,816        25,389
--------------------------------------------------------------------
Non-operating income                     $ 31,848        87,044

Cautionary Factors

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company.

*Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

*Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

*The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations.

*Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products.

*Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of the employee benefit plans.

*Factors affecting the Company's financial performance or condition, including tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

*The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

*Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

*Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Companys' market risk exposure has not changed substantially from the year ended December 31, 1999. See Item 7A Quantitative and Qualitative Disclosures About Market Risk in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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






May 12, 2000


                       THE OILGEAR COMPANY
                       Registrant

                       /S/ David A. Zuege
                       David A. Zuege
                       President and CEO
                       (Principal Executive Officer)



                       /S/ THOMAS J. PRICE
                       Thomas J. Price
                       VP-CFO and Secretary
                       (Principal financial and accounting officer)

                              THE OILGEAR COMPANY
                       COMMISSION FILE NUMBER 000-000822
                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000


Exhibit
Number


 27                   The Oilgear Company Financial Data Schedule for the quarter ended March 31, 2000.