Form 10-Q
period 2000-06-30
OILGEAR CO
filed 2000-08-15
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   June  30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  -----------------

Commission file number    000-00822
                       ----------------------------------------------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

                    Wisconsin                                                                           39-0514580
--------------------------------------------------------------------------------------------------------------------
       (State or other jurisdiction of                                                           (I.R.S. Employer
         incorporation or organization)                                                          Identification No.)


    2300 South 51st Street, Milwaukee, Wisconsin                                                         53219
--------------------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                                              (Zip Code)

    Registrant's telephone number, including area code  (414) 327-1700
--------------------------------------------------------------------------------------------------------------------

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

                              YES    X                   NO
                                   ------                  -----
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                     Outstanding June 30, 2000
--------------------------------------------------------------------------------
 Common Stock, $1.00 Par Value                                     1,990,783

                                                                          PAGE 2
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                 JUNE 30, 2000       December 31, 1999
=============================================================================================================================
Current assets:
   Cash and cash equivalents                                                            $  6,011,565               6,698,452
   Trade accounts receivable, less allowance for doubtful
     receivables of $268,000 in both 2000 and 1999                                        19,701,636              17,563,376
   Costs and estimated earnings in excess of billings on uncompleted contracts             3,981,489                 511,564
   Inventories                                                                            22,484,386              23,232,920
   Prepaid expenses                                                                          823,602                 378,680
   Other current assets                                                                      912,618                 976,355
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      53,915,296              49,361,347
-----------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
   Land                                                                                      951,176               1,010,165
   Buildings                                                                              11,503,058              11,196,541
   Machinery and equipment                                                                47,718,410              47,233,691
   Drawings, patterns and patents                                                          4,432,169               4,249,083
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          64,604,813              63,689,480
   Less accumulated depreciation and amortization                                         38,704,497              37,103,920
-----------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                         25,900,316              26,585,560
Intangible pension asset                                                                     240,000                 240,000
Other assets                                                                               4,738,681               5,178,340
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 84,794,293              81,365,247
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
=============================================================================================================================
Current liabilities:
   Short-term borrowings                                                                $    146,613                 158,244
   Current installments of long-term debt                                                  1,916,455               2,014,355
   Accounts payable                                                                        7,375,718               6,219,199
   Billings in excess of costs and estimated earnings on uncompleted contracts               758,081                 726,671
   Customer deposits                                                                       2,220,727                 523,717
   Accrued compensation and employee benefits                                              2,557,849               2,612,856
   Other accrued expenses and income taxes                                                 3,461,410               3,605,491
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 18,436,853              15,860,533
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                                 20,053,124              18,546,233
Unfunded employee retirement plan costs                                                      790,000                 790,000
Unfunded post-retirement health care costs                                                10,809,000              10,809,000
Other noncurrent liabilities                                                               1,635,397               1,483,998
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         51,724,374              47,489,764
-----------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                               866,827                 797,472
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,990,783 shares in 2000 and 1999, respectively                                1,990,783               1,990,783
   Capital in excess of par value                                                          9,497,906               9,497,906
   Retained earnings                                                                      24,346,945              23,794,315
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          35,835,634              35,283,004
   Deduct:
     Treasury stock, 10,821 and 800 shares in 2000 and 1999, respectively, at cost           (90,683)                 (8,800)
     Notes receivable from employees for purchase of Company
      common stock                                                                          (215,437)               (223,819)
     Accumulated other comprehensive income:
      Foreign currency translation adjustment                                             (3,256,422)             (1,902,374)
      Minimum pension liablility adjustment                                                  (70,000)                (70,000)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          (3,326,422)             (1,972,374)
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                32,203,092              33,078,011
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 84,794,293              81,365,247
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                            FOR THREE MONTHS ENDED                    FOR SIX MONTHS ENDED
                                                                  JUNE 30,                                    JUNE 30,
                                                        2000                 1999                2000                 1999
------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $22,096,692           22,357,482         $46,561,459           45,567,365
Cost of sales                                        15,858,116           16,136,138          33,616,834           32,726,987
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          6,238,576            6,221,344          12,944,625           12,840,378
Selling, general and
        administrative expenses                       5,585,856            5,453,132          11,196,880           11,056,052
------------------------------------------------------------------------------------------------------------------------------
Operating income                                        652,720              768,212           1,747,745            1,784,326
Interest expense                                        356,044              423,503             697,903              871,396
Other non-operating income,net                          103,010              116,159             134,857              203,203
------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                            399,686              460,868           1,184,699            1,116,133
Income tax expense                                       85,914              104,734             275,760              257,281
------------------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                   313,772              356,134             908,939              858,852
Minority interest in net earnings                        25,583               14,957              81,878               35,563
------------------------------------------------------------------------------------------------------------------------------
Net earnings                                        $   288,189              341,177         $   827,061              823,289
--------------------------------------------==================================================================================
Basic earnings per share of common stock            $      0.15                 0.17         $      0.42                 0.42
--------------------------------------------==================================================================================
Diluted earnings per share of common stock          $      0.15                 0.17         $      0.42                 0.42
--------------------------------------------==================================================================================
Dividends per share of common stock                 $      0.07                 0.07         $      0.14                 0.14
--------------------------------------------==================================================================================
Basic weighted-average outstanding shares             1,981,006            1,988,674           1,981,286            1,977,479
--------------------------------------------==================================================================================
Diluted weighted-average outstanding shares           1,986,306            1,988,674           1,986,115            1,977,479
--------------------------------------------==================================================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 4
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              FOR SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          2000                  1999
=========================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                      $    827,061               823,289
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                                    1,991,177             1,955,546
        Common and treasury stock issued in connection with:
           Compensation element of sales to employees
             and employee savings plan                                                      22,323                69,857
        Minority interest in consolidated subsidiaries                                      87,206                35,563
        Change in assets and liabilities:
           Trade accounts receivable                                                    (2,487,673)             (868,861)
           Inventories                                                                     281,335             2,438,272
           Billings, costs and estimated earnings on uncompleted contracts              (3,438,515)             (478,607)
           Prepaid expenses                                                               (471,229)             (282,734)
           Accounts payable                                                              1,265,391            (1,793,228)
           Customer deposits                                                             1,710,309              (508,264)
           Accrued compensation                                                              9,064               804,600
           Other, net                                                                      164,125               734,969
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                      $    (39,426)            2,930,402
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                          (1,573,446)             (733,748)
-------------------------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                               $ (1,573,446)             (733,748)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net repayments under line of credit agreements                                          (7,702)              (35,312)
    Repayment of long-term debt                                                         (1,043,718)             (922,927)
    Proceeds from issuance of long-term debt                                             2,500,989                     -
    Restricted cash used for capital expenditures                                          384,427               227,390
    Dividends paid                                                                        (277,280)             (278,332)
    Purchase of treasury stock                                                            (136,345)              (18,769)
    Proceeds from sale of treasury stock                                                         -                14,570
    Proceeds from sale of common stock                                                           -                99,483
    Payments received on notes receivable from employees                                    43,371                49,150
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      $  1,463,742              (864,747)
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                              (537,757)             (385,399)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  $   (686,887)              946,508
Cash and cash equivalents:
    At beginning of period                                                               6,698,452             4,058,530
-------------------------------------------------------------------------------------------------------------------------
    At end of period                                                                     6,011,565             5,005,038
=========================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                                        $    691,270               781,995
      Income taxes                                                                    $    225,420               146,340
                                                                                 ========================================

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                       FOR THREE MONTHS ENDED            FOR SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                     2000             1999             2000                  1999
====================================================================================================================================
Net earnings                                                   $  288,189           341,177       $   827,061          $   823,289
Other comprehensive loss:
    Foreign currency translation adjustment                      (778,466)         (727,381)       (1,354,048)          (1,543,151)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                       $ (490,227)         (333,658)      $  (526,987)            (333,658)
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation

These interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 1999 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 1999 Annual Report.

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


 Geographic segment information is as follows:

                                                      FOR THREE MONTHS ENDED                       FOR SIX MONTHS ENDED
SALES TO UNAFFILIATED  CUSTOMERS                  JUNE 30, 2000          June 30, 1999         JUNE 30, 2000        June 30, 1999
==================================================================================================================================
Domestic                                           $ 13,265,057             12,941,876          $ 27,977,415           25,979,546
European                                              5,755,506              7,271,022            12,305,559           14,917,675
International                                         3,076,129              2,144,584             6,278,485            4,670,144
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $ 22,096,692             22,357,482          $ 46,561,459           45,567,365
----------------------------------------------------------------------------------------------------------------------------------

INTERSEGMENT SALES
----------------------------------------------------------------------------------------------------------------------------------
Domestic                                           $  1,859,220                884,145          $  3,882,233            2,894,032
European                                                800,269                358,447             1,038,562              984,379

OPERATING INCOME
----------------------------------------------------------------------------------------------------------------------------------
Domestic                                           $  1,048,774                778,477          $  1,959,617            1,615,586
European                                                 72,665                366,120               446,656              789,365
International                                           246,193                265,569               671,102              688,627
Corporate expenses, including R&D                      (714,912)              (641,954)           (1,329,630)          (1,309,252)
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $    652,720                768,212          $  1,747,745            1,784,326
----------------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
----------------------------------------------------------------------------------------------------------------------------------
Domestic                                           $          -                      -          $ 51,030,370           54,907,489
European                                                      -                      -            25,408,410           25,638,223
International                                                 -                      -             6,772,494            4,378,207
Corporate                                                     -                      -             1,583,019            1,388,688
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $          -                      -          $ 84,794,293           86,312,607
----------------------------------------------------------------------------------------------------------------------------------

Continuation of Notes to Consolidated Financial Statements

Inventories

Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                                                     JUNE 30, 2000      December 31, 1999
                                                             =============================================
Raw materials                                                         $  2,463,471              2,447,402
Work in process                                                         17,168,524             17,634,558
Finished goods                                                           4,171,391              4,777,960
----------------------------------------------------------------------------------------------------------
                                                                        23,803,386             24,859,920
LIFO reserve                                                            (1,319,000)            (1,627,000)
----------------------------------------------------------------------------------------------------------
Total                                                                 $ 22,484,386             23,232,920
==========================================================================================================


Inventories stated on the last-in, first-out (LIFO) basis are valued at $13,927,000 and $15,642,000 at June 30, 2000 and December 31, 1999,
respectively.


Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                           FOR THREE MONTHS ENDED                      FOR SIX MONTHS ENDED
                                                       JUNE 30, 2000      June 30, 1999         JUNE 30, 2000    June 30, 1999
                                                   ----------------------------------------------------------------------------
Net income for basic and diluted earnings per share     $    288,189            341,177          $    827,061          823,289
Weighted average common shares outstanding                 1,981,006          1,988,674             1,981,286        1,977,479
Dilutive stock options                                         5,300                  -                 4,829                -
Dilutive average common shares outstanding                 1,986,306          1,988,674             1,986,115        1,977,479
Basic earnings per common share                         $       0.15               0.17          $       0.42             0.42
Diluted earnings per common share                       $       0.15               0.17          $       0.42             0.42

Options to purchase 79,320 shares of common stock with a weighted average exercise price of $10.57 per share were outstanding at June 30, 2000. Options to purchase 61,742 shares of common stock with a weighted average exercise price of $12.22 per share were outstanding at June 30, 1999.



Options to purchase 74,020 and 61,742 shares of common stock were not included in the June 30, 2000 and 1999, respectively, computation of diluted earnings per share because the options' exercise price was greater than the average market price of common stock during the three month periods then ended.

                                                                          PAGE 7
ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The increase of systems work-in-process at June 30, 2000 compared to December 31, 1999 caused the increase in trade accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, customer deposits and long-term debt. The weakening of the EURO and the UK pound against the US dollar caused the loss in "Foreign currency translation adjustment". The Company's management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS

Sales of approximately $22,097,000 for the second quarter of 2000 were down 1.2% from sales of approximately $22,357,000 for the same period in 1999. Net earnings were approximately $288,000 or $0.15 per share for the second quarter of 2000, a 15.5% decrease from earnings of approximately $341,000 or $0.17 per share in the second quarter of 1999. A 20.8% decrease in the second quarter of 2000 compared to the second quarter of 1999 in the net sales from the European segment was the primary reason for the 15.5% decrease in consolidated net earnings in the second quarter of 2000.

For the first six months of 2000, sales were approximately $46,561,000, compared to sales of approximately $45,567,000 for the first six months of 1999. Net earnings were approximately $827,000 or $.42 per share for the first six months of 2000, compared to earnings of $823,000 or $.42 per share for the same period in 1999.

The increase in sales during the first six months reflected strong systems sales in the domestic segment and also in our international operations. Domestic sales were up 7.7% with particular strength in electrohydraulic systems. Our international segments sales were up 34.4% with very strong sales from the Mexican market. A decrease in the European segment of 17.5% caused the consolidated net sales and net earnings to be flat.

Our backlog currently stands at approximately $24,600,000, up 30% from year end. Orders were up 4.8% in the second quarter of 2000 and up 12.3% for the six months compared to the same periods in 1999. Our U.S. systems orders were particularly strong during the second quarter, and piston pump orders were up as well. Our international systems business continues at a strong level and our European orders are up when stated in local currency, but down slightly when translated into U.S. dollars.

Interest expense has decreased primarily because the days weighted average amount of borrowings decreased.

Non-operating income consists of the following:

                                                    FOR THREE MONTHS ENDED                    FOR SIX MONTHS ENDED
                                               JUNE 30, 2000         June 30, 1999       JUNE 30, 2000     June 30, 1999
                                            -----------------------------------------------------------------------------
Interest income                                      $   6,909              25,333           $  83,898            85,925
Foreign currency exchange gain(loss)                    (6,957)             61,281             (89,914)           62,344
Miscellaneous, net                                     103,058              29,545             140,873            54,934
-------------------------------------------------------------------------------------------------------------------------
Non-operating income                                 $ 103,010             116,159           $ 134,857           203,203
=========================================================================================================================

Cautionary Factors

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:


* Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

* Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

* The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations.

* Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products.

* Factors the fair market value of the Company's common stock or other affecting factors that would negatively impact the funding of the employee benefit plans.

* Factors affecting the Company's financial performance or condition, including tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

* The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

* Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

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

                                                                         PAGE 10
Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders on April 18, 2000 management's nominees named below were elected as directors of the class whose term expires in 2003 by the indicated votes cast for and withheld with respect to each nominee. Of the 1,990,783 shares of Common Stock which were entitled to vote at the meeting, 1,760,232 shares were represented in person or by proxy and 1,706,556 shares (97% of the shares represented) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.


Name of Nominee                                For             Withheld
---------------                                ---             --------
Hubert Bursch                              1,735,621            24,611
Roger H. Schroeder                         1,735,636            24,596
David A. Zuege                             1,706,556            53,676


     Further information concerning this matter, including the name of each other director whose term of office as a director continued after the meeting, is contained in the registrant's Proxy Statement dated March 30, 2000 with respect to the registrant's 2000 annual meeting of shareholders.

Item 5. Other Information

      Deadlines for Shareholder Proposals

Shareholder proposals must be received by the Secretary of Oilgear no later than November 30, 2000 in order to be considered for inclusion in next year's annual meeting proxy materials pursuant to Commission Rule 14a-8. Shareholders wishing to propose any floor nominations for director or floor proposals at the 2001 annual meeting without inclusion of such proposals in Oilgear's proxy materials must provide notice thereof to the Secretary of Oilgear no later than February 13, 2001 in order for such notice to be considered timely under the Commission's proxy rules.

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








August 14, 2000

                         THE OILGEAR COMPANY
                         Registrant

                         /S/ DAVID A. ZUEGE
                         -----------------------------
                         David A. Zuege
                         President and CEO
                         (Principal Executive Officer)


                         /S/ THOMAS J. PRICE
                         -----------------------------
                         Thomas J. Price
                         VP-CFO and Secretary
                         (Principal Financial and Chief Accounting Officer)

                                                                         PAGE 13
                              THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                 EXHIBIT INDEX

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2000


Exhibit
Number

  4 Amendment No. 8 to Loan Agreement between The Oilgear Company and M&I Marshall & Ilsley Bank, as amended June 22, 2000.

 27 The Oilgear Company Financial Data Schedule for the six months ended June 30, 2000.