Form 10-Q
period 2000-09-30
OILGEAR CO
filed 2000-11-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________   to ____________________

Commission file number     000-00822
                       --------------------------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

               Wisconsin                                    39-0514580
--------------------------------------------------------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)


2300 South 51st Street, Milwaukee, Wisconsin                   53219
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (414) 327-1700
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

                       YES    X                   NO
                          --------                  --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding September 30, 2000
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                          1,990,783

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                             SEPTEMBER 30, 2000       December 31, 1999
------                                                                             ------------------       -----------------
Current assets:
   Cash and cash equivalents                                                          $     4,839,135               6,698,452
   Trade accounts receivable, less allowance for
   doubtful
     receivables of $268,000 in both 2000 and 1999                                         20,804,903              17,563,376
   Costs and estimated earnings in excess of billings on uncompleted
     contracts                                                                              1,378,202                 511,564
   Inventories                                                                             22,746,504              23,232,920
   Prepaid expenses                                                                           555,222                 378,680
   Other current assets                                                                     1,046,833                 976,355
                                                                                      ---------------              ----------
Total current assets                                                                       51,370,799              49,361,347
                                                                                      ---------------              ----------
Property, plant and equipment, at cost
   Land                                                                                       900,581               1,010,165
   Buildings                                                                               11,406,915              11,196,541
   Machinery and equipment                                                                 47,974,950              47,233,691
   Drawings, patterns and patents                                                           4,476,601               4,249,083
                                                                                      ---------------              ----------
                                                                                           64,759,047              63,689,480
   Less accumulated depreciation and amortization                                          39,341,583              37,103,920
                                                                                      ---------------              ----------
Net property, plant and equipment                                                          25,417,464              26,585,560
Intangible pension asset                                                                      240,000                 240,000
Other assets                                                                                4,701,326               5,178,340
                                                                                      ---------------              ----------
                                                                                      $    81,729,589              81,365,247
                                                                                      ---------------              ----------


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Short-term borrowings                                                               $      629,206                 158,244
   Current installments of long-term debt                                                   1,910,140               2,014,355
   Accounts payable                                                                         6,843,686               6,219,199
   Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                                 732,713                 726,671
   Customer deposits                                                                        2,122,911                 523,717
   Accrued compensation and employee benefits                                               1,592,920               2,612,856
   Other accrued expenses and income taxes                                                  3,252,364               3,605,491
                                                                                      ---------------              ----------
Total current liabilities                                                                  17,083,940              15,860,533
                                                                                      ---------------              ----------
Long-term debt, less current installments                                                  18,878,819              18,546,233
Unfunded employee retirement plan costs                                                       790,000                 790,000
Unfunded post-retirement health care costs                                                 10,809,000              10,809,000
Other noncurrent liabilities                                                                1,636,386               1,483,998
                                                                                      ---------------              ----------
Total liabilities                                                                          49,198,145              47,489,764
                                                                                      ---------------              ----------
Minority interest in consolidated subsidiaries                                                905,008                 797,472
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares; issued
     1,990,783 shares in 2000 and 1999, respectively                                        1,990,783               1,990,783
   Capital in excess of par value                                                           9,497,906               9,497,906
   Retained earnings                                                                       24,521,862              23,794,315
                                                                                      ---------------              ----------
                                                                                           36,010,551              35,283,004
   Deduct:
     Treasury stock, 9,282 and 800 shares in 2000 and 1999, respectively,at cost              (78,832)                 (8,800)
     Notes receivable from employees for purchase of Company
      common stock                                                                           (199,388)               (223,819)
     Accumulated other comprehensive income:
      Foreign currency translation adjustment                                              (4,035,895)             (1,902,374)
      Minimum pension liability adjustment                                                   (70,000)                (70,000)
                                                                                      ---------------              ----------
                                                                                           (4,105,895)             (1,972,374)
                                                                                      ---------------              ----------
Total shareholders' equity                                                                 31,626,436              33,078,011
                                                                                      ---------------              ----------
                                                                                      $    81,729,589              81,365,247
                                                                                      ===============              ==========

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                               FOR THREE MONTHS ENDED         FOR NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------    ---------------------------
                                                 2000           1999           2000            1999
                                             -----------     ----------    -----------      ----------
Net sales                                    $22,716,930     22,293,914    $69,278,388      67,861,279
Cost of sales                                 16,713,024     15,886,250     50,329,857      48,613,237
                                             -----------     ----------    -----------      ----------
Gross profit                                   6,003,906      6,407,664     18,948,531      19,248,042
Selling, general and
        administrative expenses                5,039,235      5,322,138     16,236,115      16,378,190
                                             -----------     ----------    -----------      ----------
Operating income                                 964,671      1,085,526      2,712,416       2,869,852
Interest expense                                 433,983        391,103      1,131,887       1,262,499
Other non-operating income (expense),net         (59,801)      (119,118)        75,057          84,085
                                             -----------     ----------    -----------      ----------
Earnings before income taxes                     470,887        575,305      1,655,586       1,691,438
Income tax expense                               136,237        223,345        411,996         480,626
                                             -----------     ----------    -----------      ----------
Net earnings before minority interest            334,650        351,960      1,243,590       1,210,812
Minority interest in net earnings                 24,529         51,013        106,408          86,576
                                             -----------     ----------    -----------      ----------
Net earnings                                 $   310,121        300,947    $ 1,137,182       1,124,236
                                             ===========     ==========    ===========      ==========
Basic earnings per share of common stock     $      0.16           0.15    $      0.57            0.57
                                             ===========     ==========    ===========      ==========
Diluted earnings per share of common stock   $      0.16           0.15    $      0.57            0.57
                                             ===========     ==========    ===========      ==========
Dividends per share of common stock          $      0.07           0.07    $      0.21            0.21
                                             ===========     ==========    ===========      ==========
Basic weighted-average outstanding shares      1,981,200      1,988,805      1,981,257       1,981,296
                                             ===========     ==========    ===========      ==========
Diluted weighted-average outstanding shares    1,987,205      1,988,805      1,986,086       1,981,296
                                             ===========     ==========    ===========      ==========



See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         FOR NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         2000            1999
                                                                                     ------------    ------------
Cash flows from operating activities:
    Net earnings                                                                      $ 1,137,182       1,124,236
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                   2,991,440       3,055,221
        Common and treasury stock issued in connection with:
           Compensation element of sales to employees
             and employee savings plan                                                     52,425          65,261
        Minority interest in consolidated subsidiaries                                    106,408          86,576
        Change in assets and liabilities:
           Trade accounts receivable                                                   (4,142,658)     (2,135,916)
           Inventories                                                                   (380,154)      2,619,986
           Billings, costs and estimated earnings on uncompleted contracts               (860,596)         86,871
           Prepaid expenses                                                              (214,376)       (220,826)
           Accounts payable                                                               892,499      (2,407,065)
           Customer deposits                                                            1,694,617         496,361
           Accrued compensation                                                          (865,576)        583,710
           Other, net                                                                    (239,232)      1,427,028
                                                                                     ------------     -----------
Net cash provided by operating activities                                             $   171,979       4,781,443
                                                                                     ------------     -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                                         (2,375,971)     (1,532,058)
                                                                                     ------------     -----------
Net cash used by investing activities                                                 $(2,375,971)     (1,532,058)
                                                                                     ------------     -----------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit agreements                           500,601         (94,666)
    Repayment of long-term debt                                                        (1,458,440)     (2,189,731)
    Proceeds from issuance of long-term debt                                            1,798,423              --
    Restricted cash used for capital expenditures                                         555,235         227,390
    Dividends paid                                                                       (415,985)       (417,546)
    Purchase of treasury stock                                                           (140,494)        (18,769)
    Proceeds from sale of treasury stock                                                       --          14,570
    Proceeds from sale of common stock                                                         --         130,031
    Payments received on notes receivable from employees                                   48,820          54,443
                                                                                     ------------     -----------
Net cash provided (used) by financing activities                                      $   888,160      (2,294,278)
                                                                                     ------------     -----------
Effect of exchange rate changes on cash and cash equivalents                             (543,485)       (294,004)
                                                                                     ------------     -----------
Net increase (decrease) in cash and cash equivalents                                  $(1,859,317)        661,103
Cash and cash equivalents:
    At beginning of period                                                              6,698,452       4,058,530
                                                                                     ------------     -----------
    At end of period                                                                  $ 4,839,135       4,719,633
                                                                                     ============     ===========
Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                        $ 1,099,876      1,207,163
      Income taxes                                                                    $   375,157        264,264
                                                                                     ============     ===========



                      THE OILGEAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                       FOR THREE MONTHS ENDED        FOR NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------     ---------------------------
                                                          2000          1999           2000           1999
                                                      ----------      --------     ------------    -----------
Net earnings                                          $ 310,121       300,947      $ 1,137,182     1,124,236
Other comprehensive loss:
    Foreign currency translation adjustment            (779,473)      572,364       (2,133,521)     (970,787)
                                                      ---------       -------      -----------     ---------
Total comprehensive gain (loss)                       $(469,352)      873,311      $  (996,339)      153,449
                                                      =========       =======      ===========     =========

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

Geographic segment information is as follows:


                                                       FOR THREE MONTHS ENDED                    FOR NINE MONTHS ENDED
                                                   ---------------------------------------   --------------------------------------
SALES TO UNAFFILIATED CUSTOMERS                    SEPTEMBER 30, 2000   September 30, 1999   SEPTEMBER 30, 2000  September 30, 1999
-------------------------------                    ------------------   ------------------   ------------------  ------------------

Domestic                                             $   13,858,469         12,095,583         $  41,835,884          38,075,129
European                                                  5,996,419          7,745,732            18,301,978          22,663,407
International                                             2,862,042          2,452,599             9,140,526           7,122,743
                                                     --------------         ----------         -------------          ----------
Total                                                $   22,716,930         22,293,914         $  69,278,388          67,861,279
                                                     ==============         ==========         =============          ==========

INTERSEGMENT SALES
------------------
Domestic                                             $    1,505,340          1,360,173         $   5,387,573           4,254,205
European                                                    324,465            145,026             1,363,027           1,129,405

OPERATING INCOME
----------------
Domestic                                             $      983,091            735,020         $   2,942,708           2,350,604
European                                                    356,889            488,335               803,545           1,277,700
International                                               270,474            304,170               941,576             992,797
Corporate expenses, including R&D                          (645,783)          (441,999)           (1,975,413)         (1,751,249)
                                                     --------------         ----------         -------------          ----------
Total                                                $      964,671          1,085,526         $   2,712,416           2,869,852
                                                     ==============         ==========         =============          ==========

IDENTIFIABLE ASSETS
-------------------
Domestic                                             $           --                 --         $  48,970,370          52,917,210
European                                                         --                 --            25,565,209          26,728,393
International                                                    --                 --             5,644,291           5,599,030
Corporate                                                        --                 --             1,549,719           1,375,690
                                                     --------------         ----------         -------------          ----------
Total                                                $           --                 --         $  81,729,589          86,620,323
                                                     ==============         ==========         =============          ==========



Inventories

Inventories at September 30, 2000 and December 31, 1999 consist of the following:

                                     SEPTEMBER 30, 2000     December 31, 1999
                                     ------------------     -----------------

Raw materials                            $    2,321,804             2,447,402
Work in process                              17,422,073            17,634,558
Finished goods                                4,291,627             4,777,960
                                         --------------            ----------
                                             24,035,504            24,859,920
LIFO reserve                                 (1,289,000)           (1,627,000)
                                         --------------            ----------
Total                                    $   22,746,504            23,232,920
                                         ==============            ==========

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to uncompleted contracts, are valued at $18,198,000 and $15,642,000 at September 30, 2000 and December 31, 1999, respectively.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                          FOR THREE MONTHS ENDED                   FOR NINE MONTHS ENDED
                                                  --------------------------------------  ---------------------------------------
                                                  SEPTEMBER 30, 2000  September 30, 1999  SEPTEMBER 30, 2000   September 30, 1999
                                                  ------------------  ------------------  ------------------   ------------------
Net income for basic and diluted earnings per
share                                                 $    310,121         300,947          $1,137,182             1,124,236
Weighted average common shares outstanding               1,981,200       1,988,805           1,981,257             1,981,296
Dilutive stock options                                       6,005              --               4,829                    --
Dilutive average common shares outstanding               1,987,205       1,988,805           1,986,086             1,981,296
Basic earnings per common share                       $       0.16            0.15          $     0.57                  0.57
Diluted earnings per common share                     $       0.16            0.15          $     0.57                  0.57

Options to purchase 73,785 shares of common stock with a weighted average exercise price of $10.45 per share were outstanding at September 30, 2000. Options to purchase 61,348 shares of common stock with a weighted average exercise price of $12.22 per share were outstanding at September 30, 1999.

Options to purchase 67,780 and 61,348 shares of common stock were not included in the September 30, 2000 and 1999, respectively, computation of diluted earnings per share because the options' exercise price was greater than the average market price of common stock during the three month periods then ended.

Options to purchase 68,956 and 61,348 shares of common stock were not included in the September 30, 2000 and 1999, respectively, computation of diluted earnings per share because the options' exercise price was greater than the average market price of common stock during the nine month periods then ended.

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which has been amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133," and by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133." FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. The Company is in the process of identifying any relationships it has that may be within the scope of FAS 133. The Company is required to adopt FAS 133 in the first quarter of 2001 and does not anticipate that the implementation of FAS 133 will have a material affect on its financial position and results of operations.

]
                                                                          Page 7

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The increase of systems work-in-process at September 30, 2000 compared to December 31, 1999 caused the increase in costs and estimated earnings in excess of billings on uncompleted contracts and customer deposits. A major part of the increase in trade accounts receivable was caused by a large contract under which product was shipped in the third quarter with payment due in the fourth quarter. The weakening of the EURO and the UK pound against the US dollar caused the loss in "Foreign currency translation adjustment". The Company's management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS

Net sales of approximately $22,717,000 for the third quarter of 2000 were up approximately 2.0% from net sales of approximately $22,294,000 for the same period in 1999. Net earnings were approximately $310,000 or $0.16 per share for the third quarter of 2000, a 3.0% increase from earnings of approximately $301,000 or $0.15 per share in the third quarter of 1999. The weak EURO caused a decrease of approximately 23% in the European segment net sales during the third quarter of 2000 compared to the same period in 1999. This decrease in net sales was more than offset by the increase in systems net sales in the Domestic and International segments.


For the first nine months of 2000, sales were approximately $69,278,000, compared to sales of approximately $67,861,000 for the first nine months of 1999, an approximate 2.0% increase. Net earnings were approximately $1,137,000 or $.57 per share for the first nine months of 2000, compared to earnings of $1,124,000 or $.57 per share for the same period in 1999. The increase in sales during the first nine months reflected strong systems sales in the Domestic segment and also in our International segment. Domestic sales were up approximately 10% with particular strength in electrohydraulic systems. Our International segment's net sales were up 28% with very strong sales from the Mexican market. The weak EURO caused our products manufactured in the United States and the United Kingdom and sold in Europe to be more expensive than products manufactured in Europe. This adverse condition caused a 19% decrease in the European segment net sales.


Net operating income decreased by 11% in the third quarter of 2000 and 5% in the nine months of 2000 when compared to the same periods in 1999. The affect of the weak EURO on profit margins and a heavier mix of products with lower profit margins in 2000 compared to 1999 were the primary reasons for the decrease in net operating income.

The backlog currently stands at approximately $22,100,000, up 17% from year end. Orders were down 3.4% in the third quarter of 2000 and up 3.7% for the nine months compared to the same periods in 1999. Third quarter sales in 1999 included a sizable aerospace contract that accounted for more than the decrease in orders when compared with the third quarter of 2000. We have a signed letter of intent for a sizeable contract to provide the hydraulics and electronic controls for the fixed umbilical tower associated with the rocket launch capabilities at Vandenberg Air Force Base. Our international systems business continues at a strong level but our European orders are down because of the depressed EURO.


Interest expense has decreased primarily because the days weighted average amount of borrowings decreased.

Non-operating income consists of the following:




                                           FOR THREE MONTHS ENDED                              FOR NINE MONTHS ENDED
                                     -----------------------------------------   ----------------------------------------
                                     SEPTEMBER 30, 2000     September 30, 1999   SEPTEMBER 30, 2000    September 30, 1999
                                     ------------------     ------------------   ------------------    ------------------
Interest income                          $  3,921                 24,490             $  87,820             110,415
Foreign currency exchange loss            (61,412)              (173,923)             (151,326)           (111,579)
Miscellaneous, net                         (2,310)                30,315               138,563              85,249
                                         --------               --------             ---------            --------
Non-operating income                     $(59,801)              (119,118)            $  75,057              84,085
                                         ========               ========             =========            ========


Most of the exchange loss was the result of the EURO currency declining against payables denominated in US dollar and UK pounds at our European companies.

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's propects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:


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


* Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of the employee benefit plans.


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


November 13, 2000

                    THE OILGEAR COMPANY
                    Registrant


                    /S/ DAVID A. ZUEGE
--------------------------------------------------------------------------------
                    David A. Zuege
                    President and CEO
                    (Principal Executive Officer)


                    /S/ THOMAS J. PRICE
--------------------------------------------------------------------------------
                    Thomas J. Price
                    VP-CFO and Secretary
                    (Principal Financial and Chief Accounting Officer)

                               THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                  EXHIBIT INDEX



                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2000


Exhibit
Number



  27 The Oilgear Company Financial Data Schedule for the nine months ended September 30, 2000.