Form 10-K405
period 2000-12-31
OILGEAR CO
filed 2001-04-02
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

    Yes   X     No
        -----      --------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

    As of March 15, 2001, 1,943,988 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $7.50 last sale price on March 30, 2001 in the Nasdaq Stock Market) held by non-affiliates (excludes a total of 1,056,081 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $6,659,304.

DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT                                                  PART OF FORM 10-K INTO WHICH PORTIONS OF
                                                                                        DOCUMENT ARE INCORPORATED

       Annual Report to Shareholders for year ended December 31, 2000                         Parts I and II

       Proxy Statement for Annual Meeting of Shareholders on May 8, 2001                        Part III


PART I

ITEM 1. BUSINESS.

The primary business of The Oilgear Company ("Oilgear" or the "Registrant"; together with its subsidiaries, the "Company") and its subsidiaries is the manufacture and distribution of systems and value engineered components for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. A business description is also provided in Note 2 of "Notes to Consolidated Financial Statements" in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 ("2000 Annual Report") and is hereby incorporated by reference.

Principal Products, Markets and Methods of Distribution

The Company's products primarily involve the flow, pressure, condition, control and measurement of liquids, which the Company refers to as Fluid Power. The Company provides advanced technology in the design and production of Fluid Power components, systems and electronic controls. Its product line includes hydraulic pumps, high pressure intensifier pumps, valves, controls, cylinders, motors and fluid meters. The Company manufactures both radial and axial piston type hydraulic pumps in sizes delivering from approximately 4 gallons per minute to approximately 230 gallons per minute at pressures ranging up to 15,000 pounds per square inch. The intensifier pumps are reciprocating pumps operating at pressures up to 120,000 pounds per square inch. The valves manufactured are pressure control, directional control, servo valves and prefill valves for pressures up to 15,000 pounds per square inch. The Company's pumps and valves are controlled through the actions of manual, hydraulic, pneumatic, electric, and electrohydraulic controls or control systems. The cylinders manufactured are heavy duty special purpose cylinders operating at up to 3,500 pounds per square inch. The Company's bent axis and axial piston motors are produced in sizes ranging from .85 cubic inch per revolution to 44 cubic inches per revolution.

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

International Segment

The Company's products are sold outside the United States, Canada and Europe directly through 7 district sales offices and by a network of approximately 8 distributors. Sales offices are located in Taren Point, Australia; Belgaum and Bangalore, India; Taejon City, South Korea; Sao Paulo, Brazil; and Pachuca, Mexico. An Oilgear licensee, Oilgear Japan, is responsible for sales of all equipment sold in Japan. The Company owns 51% of a two joint venture companies in India, Oilgear Towler Polyhydron Pvt. Ltd., which distributes products manufactured in the United States, as well as repairs and manufactures designated Oilgear products for the Indian market and Towler Enterprise Pvt. Ltd. whose name was changed in 2000 from Towler Automation Pvt, Ltd. and from Oilgear Harman Pvt. Ltd in 1998 which designs and manufactures a wide array of process automation systems for global distribution. In 1998, the Company invested in a 58% ownership of a joint venture company in Taiwan, Oilgear Towler Taiwan Co. Ltd., which distributes and services Oilgear products to customers in the Taiwanese market.

Competition

The Company is a supplier of components for the capital goods industry. Vigorous competition exists in this industry. The Company's products compete worldwide against the products of a number of domestic and foreign firms presently engaged in the industry, most of which have greater overall size and resources than the Company. The principal methods of competition include price, product performance, product availability, service and warranty.

Customers

No material part of the Company's business is dependent upon a single customer or a very few customers.

Backlog

The Company's backlog of orders believed to be firm as of December 31, 2000 was approximately $21,187,000, an increase of approximately $2,343,000 from the backlog of orders as of December 31, 1999, which was approximately $18,844,000. The Company expects that substantially all such orders will be filled in 2001. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company's products.

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

Research and Development

The Company's research and development activities are conducted by members of the engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. The Company expended approximately $2,100,000 in 2000 and 1999 and approximately $2,000,000 in 1998 on the research and development activities of its engineering staff. The emphasis of the Company product development efforts continues to be the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

Employees

At December 31, 2000, the Company had approximately 993 employees.

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

Segment Sales

Incorporated by reference to Note 2 of "Notes To Consolidated Financial Statements" in the 2000 Annual Report.

ITEM 2. PROPERTIES.

Domestic

Oilgear owns a one-story general office and factory building located on 20 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space. The Company owns a manufacturing plant in Longview, Texas, constructed of concrete block and steel, which contains approximately 44,000 square feet and a 132,000 square foot manufacturing facility located in Fremont, Nebraska.

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

International

The Company leases facilities in all locations except for the Company's Oilgear Towler Polyhydron Pvt. Ltd. The Company's Oilgear Towler Polyhydron Pvt. Ltd Indian joint venture owns two plants. Plant number 1 is a masonry three story building with approximately 6,000 square feet on approximately 13,000 square feet of land. Plant number 2 is a one story masonry building with approximately 11,000 square feet on approximately 258,000 square feet of land.

Properties in all segments are maintained in good condition and are adequate for present operations.

Borrowings under the Company's domestic and foreign loan agreements are collateralized by substantially all domestic property, plant and equipment and by substantially all assets of the applicable foreign subsidiaries, respectively. See Notes 4 and 5 of "Notes To Consolidated Financial Statements" in the 2000 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

                                    OFFICES AND POSITIONS            PRESENT OFFICE
   NAME              AGE            HELD WITH REGISTRANT               HELD SINCE
David A. Zuege        59   President and Chief Executive Officer;          1996(1)
                           Director; Member of Executive Committee

Gerhard W. Bahner     62   Vice President - Engineering; Director          1991(2)

Thomas J. Price       57   Vice President - Chief Financial Officer        2000(3)
                           and Secretary

Hubert Bursch         61   Vice President - European Operations;           1994(4)
                           Director

Dale C. Boyke         50   Vice President - Marketing & Sales;             1997(5)
                           Director

Robert D. Drake       46   Vice President - International                  2000(6)
                           Operations

----------

    (1) Mr. Zuege has been a member of the Board of Directors since 1982.

    (2) Mr. Bahner has been a member of the Board of Directors since 1992.

    (3) Mr. Price served as Vice President - Finance and Corporate Secretary from 1995 to 1999.

    (4) Mr. Bursch has been a member of the Board of Directors since 1997.

    (5) Mr. Boyke has been  a member of the Board of Directors since 1998.

    (6) Mr. Drake served as Director of International Sales from 1988 to 1996 and Vice President Asia/Latin American Operations from 1997 to 1999.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded on The Nasdaq Stock Market National Market under the symbol OLGR. As of March 30, 2001, the number of record holders of the Company's common stock was 499.

Incorporated by reference to "Quarterly Financial Information" and "Discussion of Cash Flows" in the 2000 Annual Report.


In 2000, 1999 and 1998, the Company sold an aggregate of 7,000, 12,500 and 6,800, respectively, of unregistered shares of its common stock ("Shares") pursuant to the Company's Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the "Plan"). The Shares were sold to officers and other key employees in an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $8.19, $11.00 and $14.67 for years 2000, 1999 and 1998, respectively, which was the market bid price on the date of purchase. In payment, thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate purchase price will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.


ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference to "5 Year Summary" in the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to "Management's Discussion" in the 2000 Annual
Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Incorporated by reference to "Market Risk Management" in the 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary financial information required by this item are set forth in the "Quarterly Financial Information Unaudited" in the 2000 Annual Report and are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to "Election of Directors" in the Registrant's Proxy Statement, dated April 13, 2001, for its Annual Meeting of Shareholders on May 8, 2001 ("2001 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Annual Meeting Proxy Statement.

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

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of 2000.

                      THE OILGEAR COMPANY AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

The Consolidated Financial Statements of The Oilgear Company and subsidiaries together with the report thereon of KPMG LLP dated March 5, 2001, appearing in the 2000 Annual Report, are incorporated by reference into this Annual Report on Form 10-K. The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the 2000 Annual Report.

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

                          INDEPENDENT AUDITORS' REPORT

Shareholders and the Board of Directors The Oilgear Company:

Under date of March 5, 2001, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

                                    KPMG LLP

Milwaukee, Wisconsin
March 5, 2001

THE OILGEAR COMPANY AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 2000, 1999 and 1998

                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO  ADDITIONS(DEDUCTIONS)   ADDITIONS(DEDUCTIONS):
                                              BEGINNING     COSTS AND          OTHER             AMOUNTS WRITTEN OFF,   BALANCE AT
                                               OF YEAR       EXPENSES      ADJUSTMENTS(1)         NET OF RECOVERIES    END OF YEAR
                                               -------       --------      --------------         -----------------    -----------
Allowances for losses from obsolescence
which  are  deducted  on  the  balance
sheet from inventories

  Year ended
  December 31, 2000                         $ 2,613,769      92,897         (106,166)               (38,952)           2,561,548
--------------------------------------------------------------------------------------------------------------------------------

  Year ended
  December 31, 1999                         $ 3,003,028      82,921         (133,884)               (338,296)          2,613,769
--------------------------------------------------------------------------------------------------------------------------------

  Year ended
  December 31, 1998                         $ 2,495,904     534,220          42,195                 (69,291)           3,003,028
--------------------------------------------------------------------------------------------------------------------------------

Allowances for losses in collection
which are deducted on the balance
sheet from trade accounts receivable


  Year ended
  December 31, 2000                         $   268,198     477,746         (8,583)                 194,199            931,560
--------------------------------------------------------------------------------------------------------------------------------


  Year ended
  December 31, 1999                         $   345,363     7,094           (18,533)                (65,726)            268,198
--------------------------------------------------------------------------------------------------------------------------------

  Year ended
  December 31, 1998                         $   211,372     146,733           3,754                 (16,496)            345,363
--------------------------------------------------------------------------------------------------------------------------------

(1)      Includes adjustments due to foreign currency translation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY (Registrant)

By  /s/ Thomas J. Price                                          March 30, 2001
  ---------------------------------
        Thomas J. Price, Vice President-
        Chief Financial Officer and
        Corporate Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ David A. Zuege
---------------------------------------------------
David A. Zuege, President
and Chief Executive Officer
(Principal Executive Officer) and Director

/s/ Thomas J. Price
--------------------------------------------------
Thomas J. Price, Vice President -Chief Financial Officer and
Secretary (Principal Financial Officer
and Principal Accounting Officer)

/s/ Dale C. Boyke
--------------------------------------------------
Dale C. Boyke, Director

/s/ Thomas L. Misiak
--------------------------------------------------
Thomas L. Misiak, Director

/s/ Gerhard W. Bahner
--------------------------------------------------
Gerhard W. Bahner, Director

/s/ Hubert Bursch
--------------------------------------------------
Hubert Bursch, Director

--------------------------------------------------
Frank L. Schmit, Director

/s/ Michael H. Joyce
--------------------------------------------------
Michael H. Joyce, Director

/s/ Roger H. Schroeder
--------------------------------------------------
Roger H. Schroeder, Director

/s/ Michael C. Sipek
--------------------------------------------------
Michael C. Sipek, Director

------------
*Each of these signatures is affixed as of March 30, 2001.

                               THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 000-00822)

                                    * * * * *

                                  EXHIBIT INDEX

                         2000 ANNUAL REPORT ON FORM 10-K

      EXHIBIT                                                      INCORPORATED HEREIN             FILED
      NUMBER                   DESCRIPTION                           BY REFERENCE TO:             HEREWITH
      3.1               Restated Articles of                     Exhibit 3.1 to Registrant's
                        Incorporation of The                     10-K for year ended December
                        Oilgear Company (as                      31, 1994 ("1994 10-K")
                        adopted March 18, 1969)

      3.2               Bylaws of The Oilgear                    Exhibit 3.2 to
                        Company (as amended and                  Registrant's 10-K for
                        restated by the Board of                 year ended December 31,
                        Directors, effective                     1991 ("1991 10-K")
                        January 1, 1992, to
                        reflect the revised
                        Wisconsin Business
                        Corporation Law)

      *4

      4.1               Loan Agreement between The                Exhibit 4.2 to Registrant's
                        Oilgear Company and M&I                   10-Q for the quarterly period
                        Marshall & Ilsley Bank                    ended June 30, 1996
                        dated as of September 28,
                        1990, as amended and
                        restated as of June 17,
                        1996

      (a)               Amendment No. 1 to Loan                  Exhibit 4.1(a) to Registrant's
                        Agreement dated October                  10-K for year ended December
                        11, 1996                                 31, 1997 ("1997 10-K")

      (b)               Amendment No. 2 to Loan                  Exhibit 4.1(b) to 1997 10-K
                        Agreement dated January
                        23, 1997

      (c)               Amendment No. 3 to Loan                  Exhibit 4.1(c) to 1997 10-K
                        Agreement dated July 21,
                        1997

      (d)               Amendment No. 4 to Loan                  Exhibit 4.1(d) to 1997 10-K
                        Agreement dated October 7,
                        1997

      (e)               Amendment No. 5 to Loan                  Exhibit 4 to the Registrant's
                        Agreement dated April 28,                10-Q for the quarterly period
                        1998                                     ended June 30, 1998

      (f)               Amendment No. 6 to Loan                  Exhibit 4.1(f) to Registrant's
                        Agreement dated October                  10-K for year ended December
                        15, 1998                                 31, 1998

      (g)               Amendment No. 7 to Loan                  Exhibit 4.1(g) to Registrant's
                        Agreement dated June 4,                  10-K for year ended December
                        1999                                     31, 1999

      (h)               Amendment No. 8 to Loan                  Exhibit 4 to Registrant's 10-Q
                        Agreement dated June 22,                 for the quarterly period ended
                        2000                                     June 30, 2000


------------
* Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

      EXHIBIT                                                      INCORPORATED HEREIN             FILED
      NUMBER                   DESCRIPTION                           BY REFERENCE TO:             HEREWITH
      **10.1            The Oilgear Company Key                  Exhibit 10.5(a) to
                        Employee Stock Purchase                  Registrant's 10-K for year
                        Plan, as amended and                     ended December 31, 1990
                        restated September 6, 1990               ("1990 10-K")


      **10.2(a)         The Oilgear Company                      Exhibit 10.6 to 1990 10-K
                        Retirement Benefits
                        Equalization Plan,
                        effective as of March 1,
                        1991

      (b)               Amendment to The Oilgear                 Exhibit 10.3(b) to
                        Company Retirement                       Registrant's 10-K for
                        Benefits Equalization Plan               year ended December 31,
                        adopted on December 13,                  1995 ("1995 10-K")
                        1995

      **10.3(a)         Oilgear Profit Sharing                   Exhibit 10.4(b) to
                        Program for Corporate                    Registrant's 10-K for
                        Officers and Executives,                 year ended December 31,
                        as amended effective                     1992
                        January 1, 1993

      (b)               Oilgear Variable                         Exhibit 10.4(b) to 1994
                        Compensation Program                     10-K

      **10.4(a)         Form of Deferred                         Exhibit 10.9 to
                        Compensation Agreement                   Registrant's 10-K for
                        with certain directors                   year ended December 31,
                        (December 8, 1971)                       1980

      (b)               The Oilgear Company                      Exhibit 10.9(b) to
                        Deferred Directors' Fee                  Registrant's 10-K for
                        Plan, as amended and                     year ended December 31,
                        restated December 14, 1983               1983

      (c)               Amendment to The Oilgear                 Exhibit 10.5(c) to 1995
                        Company Deferred                         10-K
                        Directors' Fee Plan
                        adopted on December 11,
                        1991

      **10.5            The Oilgear Company 1992                 Exhibit A to Registrant's
                        Stock Option Plan                        1993 Annual Meeting Proxy
                                                                 Statement dated March 26,
                                                                 1993


      **10.6(a)         The Oilgear Company                      Exhibit 10.7 to
                        Directors' Stock Plan                    Registrant's 10-K for
                                                                 year ended December 31,
                                                                 1993

      (b)               The Oilgear Company                      Exhibit 10.7(b) to 1994
                        Amended and Restated                     10-K
                        Directors' Stock Plan

      **10.7            Consulting and Deferred                  Exhibit 10.8 to 1995 10-K
                        Compensation Agreement
                        between Otto F. Klieve and
                        The Oilgear Company, dated
                        as of January 1, 1996

      10.8              Agreements executed by The
                        Oilgear Company in
                        connection with an
                        industrial revenue bond
                        issue by County of Dodge,
                        Nebraska:

      (a)               Lease Agreement between                  Exhibit 10.9(a) to 1997
                        County of Dodge, Nebraska,               10-K
                        as Lessor, and The Oilgear
                        Company, as Lessee, dated
                        as of October 1, 1997

      (b)               Building Improvement Lease               Exhibit 10.9(b) to 1997 10-K
                        from The Oilgear Company,
                        as Lessor, to County of
                        Dodge, Nebraska, as
                        Lessee, dated as of
                        October 1, 1997

------------
** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

      EXHIBIT                                                      INCORPORATED HEREIN             FILED
      NUMBER                   DESCRIPTION                           BY REFERENCE TO:             HEREWITH

      (c)               Bond Guaranty Agreement by               Exhibit 10.9(c) to 1997 10-K
                        The Oilgear Company to
                        Norwest Bank Wisconsin,
                        National Association, as
                        Trustee and Paying Agent,
                        dated as of October 1,
                        1997

      (d)               Credit Agreement by and                  Exhibit 10.9(d) to 1997 10-K
                        between The Oilgear
                        Company and M&I Marshall &
                        Ilsley Bank, dated as of
                        October 1, 1997

      (e)               Tax Regulatory Agreement                 Exhibit 10.9(e) to 1997 10-K
                        among Norwest Bank
                        Wisconsin, National
                        Association, as Trustee,
                        County of Dodge, Nebraska,
                        as Issuer, and The Oilgear
                        Company, as Borrower,
                        dated as of October 1,
                        1997

      13                Portions of The Oilgear                                                   X
                        Company 2000 Annual Report
                        incorporated by reference
                        in this Form 10-K

      21                Subsidiaries of The                                                       X
                        Oilgear Company

      23                Consent of KPMG LLP                                                       X

      24                Power of Attorney                                                         Signatures
                                                                                                  Page in
                                                                                                  this Report



      99                Financial Statements and                                                  To be filed
                        Exhibits furnished in lieu                                                by Amendment
                        of Form 11-K Annual Report
                        for 2000 with respect to
                        The Oilgear Salaried
                        Savings Plus Plan
                        (including related consent
                        of KPMG LLP)