Form 10-Q
period 2001-03-31
OILGEAR CO
filed 2001-05-15
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March  31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________   to ____________________

Commission file number     000-00822
                       -------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

                    Wisconsin                                                                       39-0514580
--------------------------------------------------------------------------------------------------------------------
       (State or other jurisdiction of                                                           (I.R.S. Employer
         incorporation or organization)                                                        Identification No.)


    2300 South 51st Street, Milwaukee, Wisconsin                                                         53219
--------------------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                                          (Zip Code)

                                                  (414) 327-1700
--------------------------------------------------------------------------------------------------------------------
                                 Registrant's telephone number, including area code

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

                      YES    X                   NO
                          -------                  -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                                             Outstanding May 1, 2001
--------------------------------------------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                                                       1,940,593

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                   MARCH 31, 2001       December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                                $ 3,963,952               5,101,942
   Trade accounts receivable, less allowance for doubtful
     receivables of $927,000 and $932,000 in 2001 and 2000, respectively                     19,777,537              18,593,266
   Costs and estimated earnings in excess of billings on uncompleted contracts                2,303,671               2,661,252
   Inventories                                                                               24,205,624              23,829,798
   Prepaid expenses                                                                             531,265                 554,205
   Other current assets                                                                         815,576               1,369,592
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         51,597,625              52,110,055
--------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
   Land                                                                                         890,643                 930,515
   Buildings                                                                                 10,906,181              11,039,499
   Machinery and equipment                                                                   48,421,412              48,377,971
   Drawings, patterns and patents                                                             5,004,735               4,776,935
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             65,222,971              65,124,920
   Less accumulated depreciation and amortization                                            40,858,429              40,289,092
--------------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                            24,364,542              24,835,828
Other assets                                                                                  7,706,033               7,886,184
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 83,668,200              84,832,067
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Short-term borrowings                                                                    $ 3,497,172                 780,679
   Current installments of long-term debt                                                     2,274,748               2,492,294
   Accounts payable                                                                           6,151,568               7,727,439
   Billings in excess of costs and estimated earnings on uncompleted contracts                  634,662                 503,975
   Customer deposits                                                                          1,297,469               1,671,208
   Accrued compensation and employee benefits                                                 2,293,350               2,624,581
   Other accrued expenses and income taxes                                                    3,451,564               3,447,749
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    19,600,533              19,247,925
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                                    19,671,994              20,058,312
Unfunded employee retirement plan costs                                                       1,090,000               1,090,000
Unfunded post-retirement health care costs                                                   10,595,000              10,595,000
Other noncurrent liabilities                                                                  1,441,317               1,550,453
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            52,398,844              52,541,690
--------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                  919,398                 903,756
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares; issued
   1,990,783 shares in 2001 and 2000; outstanding 1,949,493 and
   1,976,001 shares in 2001 and 2000, respectively                                            1,990,783               1,990,783
   Capital in excess of par value                                                             9,497,906               9,497,906
   Retained earnings                                                                         24,053,875              24,020,074
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             35,542,564              35,508,763
   Deduct:
     Treasury stock, 41,290 and 14,782 shares in 2001 and 2000, respectively                   (380,835)               (128,207)
     Notes receivable from employees for purchase of Company
      common stock                                                                             (199,432)               (187,200)
     Accumulated other comprehensive income:
      Foreign currency translation adjustment                                                (4,132,339)             (3,326,735)
      Minimum pension liability adjustment                                                     (480,000)               (480,000)
--------------------------------------------------------------------------------------------------------------------------------
     Total accumulated other comprehensive income                                            (4,612,339)             (3,806,735)
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   30,349,958              31,386,621
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           $ 83,668,200              84,832,067
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
               THE OILGEAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (UNAUDITED)

                                                                                       FOR THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   2001                        2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                   $21,541,371                  24,464,767
Cost of sales                                                                15,761,648                  18,257,718
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                                  5,779,723                   6,207,049
Selling, general and
        administrative expenses                                               5,010,227                   5,112,024
---------------------------------------------------------------------------------------------------------------------
Operating income                                                                769,496                   1,095,025
Interest expense                                                                408,093                     341,859
Other non-operating income (expense),net                                        (80,972)                     31,848
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                              280,431                     785,014
Income tax expense                                                               77,505                     189,846
---------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                                           202,926                     595,168
Minority interest in net earnings                                                15,549                      56,295
---------------------------------------------------------------------------------------------------------------------
Net earnings                                                                  $ 187,377                     538,873
                                                                    ====================          ===================
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share of common stock                                         $ 0.10                        0.27
                                                                    ====================          ===================
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share of common stock                                       $ 0.10                        0.27
                                                                    ====================          ===================
---------------------------------------------------------------------------------------------------------------------
Dividends per share of common stock                                              $ 0.07                        0.07
                                                                    ====================          ===================
---------------------------------------------------------------------------------------------------------------------
Basic weighted-average outstanding shares                                     1,959,684                   1,981,570
                                                                    ====================          ===================
---------------------------------------------------------------------------------------------------------------------
Diluted weighted-average outstanding shares                                   1,970,310                   1,985,321
                                                                    ====================          ===================
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                             2001                  2000
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                      $   187,377               538,873
    Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                                     935,311               971,321
        Common and treasury stock issued in connection with:
           Compensation element of sales to employees
             and employee savings plan                                                     10,601                11,722
        Minority interest in net earnings of consolidated subsidiaries                     15,549                56,295
        Change in assets and liabilities:
           Trade accounts receivable                                                   (1,663,433)             (780,588)
           Inventories                                                                   (778,866)            1,250,143
           Billings, costs and estimated earnings on uncompleted contracts                463,038            (3,219,503)
           Prepaid expenses                                                                (1,751)             (174,562)
           Accounts payable                                                            (1,480,767)              490,537
           Customer deposits                                                             (347,187)              674,039
           Accrued compensation                                                          (255,323)              201,305
           Other, net                                                                     672,722               438,526
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                      $(2,242,729)              458,108
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                           (703,321)             (872,020)
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 $  (703,321)             (872,020)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrrowings (repayments) under line of credit agreements                        2,728,111              (156,236)
    Repayment of long-term debt                                                          (765,408)             (583,870)
    Proceeds from issuance of long-term debt                                              215,143                93,427
    Dividends paid                                                                       (136,080)             (138,683)
    Purchase of treasury stock                                                           (319,850)             (118,155)
    Payments received on notes receivable from employees                                   26,892                29,270
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      $ 1,748,808              (874,247)
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                               59,252              (140,566)
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                             $(1,137,990)           (1,428,725)
Cash and cash equivalents:
    At beginning of period                                                              5,101,942             6,698,452
------------------------------------------------------------------------------------------------------------------------
    At end of period                                                                    3,963,952             5,269,727
                                                                                 =======================================
------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                        $   375,390               333,192
      Income taxes                                                                    $    22,217                67,374
                                                                                 =======================================

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                             FOR THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                             2001                  2000
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                           $  187,377               538,873
Other comprehensive loss:
    Foreign currency translation adjustment                                              (805,604)             (575,582)
------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                               $ (618,227)              (36,709)
                                                                                 =======================================
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation

These interim financial statements reflect all adjustments which are, in the opinion of management,necessary for a fair statement of the results for the interim period. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2000 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2000 Annual Report.

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

 Geographic segment information is as follows:

                                                                                      FOR QUARTER ENDED
Sales to unaffiliated  customers                                             MARCH 31, 2001       March 31, 2000
-----------------------------------------------------------------------------------------------------------------
Domestic                                                                       $ 12,669,020           14,712,357
European                                                                          5,931,770            6,550,053
International                                                                     2,940,581            3,202,357
-----------------------------------------------------------------------------------------------------------------
Total                                                                          $ 21,541,371           24,464,767
-----------------------------------------------------------------------------------------------------------------

INTERSEGMENT SALES
-----------------------------------------------------------------------------------------------------------------
Domestic                                                                       $  1,706,811            2,023,013
European                                                                            501,148              238,293

OPERATING INCOME
-----------------------------------------------------------------------------------------------------------------
Domestic                                                                       $    648,380              910,843
European                                                                            416,701              373,991
International                                                                       364,171              424,909
Corporate expenses, including R&D                                                  (659,756)            (614,718)
-----------------------------------------------------------------------------------------------------------------
Total                                                                          $    769,496            1,095,025
-----------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
-----------------------------------------------------------------------------------------------------------------
Domestic                                                                       $ 52,085,178           49,287,817
European                                                                         24,118,373           24,569,624
International                                                                     5,653,122            6,140,042
Corporate                                                                         1,811,527            1,575,319
-----------------------------------------------------------------------------------------------------------------
Total                                                                          $ 83,668,200           81,572,802
-----------------------------------------------------------------------------------------------------------------

Inventories

Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                                                    MARCH 31, 2001      December 31, 2000
                                                             ---------------------------------------------
Raw materials                                                         $  2,979,030              2,811,283
Work in process                                                         19,603,197             18,652,886
Finished goods                                                           3,126,397              3,868,629
----------------------------------------------------------------------------------------------------------
                                                                        25,708,624             25,332,798
LIFO reserve                                                            (1,503,000)            (1,503,000)
----------------------------------------------------------------------------------------------------------
Total                                                                 $ 24,205,624             23,829,798
==========================================================================================================

Inventories stated on the last-in, first-out (LIFO) basis are valued at $17,343,000 and $16,935,000 at March 31, 2001 and December 31, 2000,
respectively.


Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                                FOR QUARTER ENDED
                                                                                        MARCH 31, 2001       March 31, 2000
                                                                                --------------------------------------------
Net income for basic and diluted earnings per share                                        $   187,377              538,873
Weighted average common shares outstanding                                                   1,959,684            1,981,570
Dilutive stock options                                                                          10,626                3,751
Dilutive average common shares outstanding                                                   1,970,310            1,985,321
Basic earnings per common share                                                            $      0.10                 0.27
Diluted earnings per common share                                                          $      0.10                 0.27

Options to purchase 99,415 shares of common stock with a weighted average exercise price of $9.72 per share were outstanding at March 31, 2001. Options to purchase 87,630 shares of common stock with a weighted average exercise price of $10.26 per share were outstanding at March 31, 2000.



Options to purchase 50,063 and 60,630 shares of common stock were not included in the March 31, 2001 and 2000, respectively, computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the three month periods then ended.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

A few large orders with longer payment terms have caused trade accounts receivable to increase by $1,663,000. This increase along with the decrease of $1,480,000 in accounts payable were the primary reasons for the net cash used by operating activities. The $2,243,000 net cash used by operating activities caused the Domestic segment to increase its line of available credit from $2,000,000 to $4,000,000, of which $3,000,000 has been borrowed. The weakening of the EURO and the UK pound against the US dollar caused the loss in "Foreign currency translation adjustment". The Company's management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS

Net sales of $21,541,000 for the first quarter of 2001 were down 12.0% from net sales of $24,465,000 for the same period in 2000. Net earnings were $187,000 or $0.10 per diluted share for the first quarter of 2001, a 65.2% decrease from earnings of $539,000 or $0.27 per diluted share in the first quarter of 2000. The continued softness in the U.S. fluid power market and the adverse effects of the depressed EURO were the reasons for the decreases in net sales and net earnings. The Company's sales numbers and the sales numbers for the fluid power industry show a comparable decrease which make us believe that we have not lost market share.

Net sales were down in each segment for the first quarter of 2001 when compared to the same period in 2000. Operating income decreased in the Domestic and International segments but increased slightly in the European segment. The Domestic and European segments reduced employment by 79 employees when compared to March 31, 2000. The International segment increased employment by 25 employees, mostly in the Indian joint ventures, when compared to March 31, 2000. The Company is continuing its active approach to cost reduction programs.

The backlog of orders at March 31, 2001 was $22,300,000, up 5.1% from year end. Orders were down 19.9% in the first quarter of 2001 compared to the record first quarter in 2000. Systems orders were still strong in the first quarter of 2001 but orders were down in all segments.

Interest expense has increased in the first quarter of 2001 compared to the same period of 2000 primarily because the days weighted average amount of borrowings increased.

Non-operating income (expense) consists of the following:

                                                                                             FOR QUARTER ENDED
                                                                                      MARCH 31, 2001     March 31, 2000
                                              --------------------------------------------------------------------------
Interest income (expense)                                                                  $  18,556             76,989
Foreign currency exchange gain (loss)                                                       (144,351)           (82,957)
Miscellaneous, net                                                                            44,823             37,816
------------------------------------------------------------------------------------------------------------------------
Non-operating income                                                                       $ (80,972)            31,848
========================================================================================================================


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, were effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of these new accounting standards had no impact on the Company's financial position or results of operations.

Cautionary Factors

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:

* Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in US dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Companys' market risk exposure has not changed substantially from the year ended December 31, 2000. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk," in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                                                                         PAGE 10
Part II - OTHER INFORMATION


Item 5. Other Information


               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT

        The following table sets forth information, as of May 1, 2001 (or such other date as indicated), with respect to any person known to the Company to be the "beneficial owner" (determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) of more than 5% of the Common Stock:

                                       Number of Shares    Percent
                                         and Nature of       Of
Name and Address                     Beneficial Ownership   Class
----------------                     --------------------  -------
Oilgear Stock Retirement Plan .....     430,401 (1)(2)     22.18%

Oilgear Savings Plus Plan .........     408,338 (1)(3)     21.04%

Oilgear Salaried Retirement Plan ..     115,617 (1)         5.96%

FMR Corp. .........................
  82 Devonshire Street
  Boston, MA 02109                      190,000 (4)         9.79%

David A. Zuege.....................
  The Oilgear Company
  2300 South 51st Street
  P.O. Box 343924
  Milwaukee, WI  53234-3924              98,762 (5)         5.07%

-----------------

(1) Held of record by the Trustee, M&I Marshall & Ilsley Bank, for the Oilgear Stock Retirement Plan, the Oilgear Savings Plus Plan and the Oilgear Salaried Retirement Plan. The Company and the Trustee disclaim beneficial ownership of shares of Common Stock held by the Oilgear Stock Retirement Plan and the Oilgear Savings Plus Plan since the power to direct the voting and disposition of shares allocated to participants' accounts is passed through to the participants and neither the plan administrators nor the Trustee may dispose of the allocated shares in those plans except to or upon the instructions of participants in accordance with the terms of such plans. Voting and investment power with respect to shares held by the Oilgear Salaried Retirement Plan is as described in note 5 to the table below. The address of each of the plans is the Company's address.

(2) Includes shares allocated to the accounts of officers (as of May 1, 2001), as to which such officers have voting and investment power, as follows: Mr. Bahner - 5,735; Mr. Boyke - 5,730; Mr. Drake - 2,156; Mr. Price - 5,916; and Mr. Zuege - 9,438.

(3) Includes shares allocated to the accounts of officers (as of May 1, 2001), as to which such officers have voting and investment power, as follows: Mr. Bahner - 3,760; Mr. Boyke - 12,778; Mr. Drake - 2,987; Mr. Price - 25,407; and Mr. Zuege - 60,900.

(4) Based upon the information contained in the Schedule 13G report of FMR Corp. filed with the Securities and Exchange Commission (the "Commission") on February 14, 2001 with respect to

        Common Stock owned as of December 31, 2000 and information as to the present holdings of FMR Corp. Fidelity Management & Research Company ("Fidelity"), an investment adviser and wholly owned subsidiary of FMR Corp., is deemed to be the beneficial owner of the shares of Common Stock as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to all of the shares of Common Stock. Edward C. Johnson III, Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson III has the sole power to vote or direct the voting of the shares owned by the funds, which power resides with the funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees.

(5) Includes 9,438 shares allocated to Mr. Zuege's account in the Oilgear Stock Retirement Plan and 60,900 shares allocated to Mr. Zuege's account in the Oilgear Savings Plus Plan, as to which Mr. Zuege has voting and investment power, and also includes 5,911 shares underlying options that are currently exercisable or become exercisable within 60 days.

        In addition to the above holdings, Common Stock is also held in the Oilgear Ferris Foundation, Inc. (38,650 shares). Voting and investment power with respect to these shares is held by the individuals identified in note 5 to the table below.

The following table sets forth information regarding the beneficial ownership of Common Stock as of May 1, 2001, by each director and nominee for director, by each executive officer and by all directors and executive officers of the Company as a group:

                                                      Number of Shares             Percent
                                                       and Nature of                 of
Name                                                Beneficial Ownership (1)        Class
----                                                ------------------------        -----
Gerhard W. Bahner  . . . . . . . . . . . . .        20,265 (2)(3)(4)(5)             1.04%
Dale C. Boyke  . . . . . . . . . . . . . . .        32,934 (2)(3)(4)                1.70%
Hubert Bursch  . . . . . . . . . . . . . . .        12,089 (4)                       *
Robert D. Drake . . . . . . . . . . . . . . .       14,373 (2)(3)(4)                 *
Michael H. Joyce . . . . . . . . . . . . . .           800                           *
Thomas L. Misiak  . . . . . . . . . . . . . .        1,725                           *
Thomas J. Price  . . . . . . . . . . . . . .        46,278 (2)(3)(4)(5)             2.38%
Frank L. Schmit  . . . . . . . . . . . . . .         2,925                           *
Roger H. Schroeder  . . . . . . . . . . . . .          800                           *
Michael C. Sipek  . . . . . . . . . . . . . .        1,200 (6)                       *
David A. Zuege  . . . . . . . . . . . . . . .       98,762 (2)(3)(4)(5)             5.07%
All directors, nominees and executive
officers as a group (11 persons)  . . . . . .      232,150 (2)(3)(4)(5)            11.94%

--------------------

 *  Less than 1%

(1) The specified persons have sole voting power and sole investment power as to all of the shares indicated, except for shares referred to in note 4 and except for 435 and 2,775 shares as to which Mr. Price and Mr. Boyke, respectively, have shared voting and investment power.

(2) Includes shares allocated to the accounts of officers under the Oilgear Savings Plus Plan (as of May 1, 2001), as to which such officers have voting and investment power, as follows: Mr. Bahner - 3,760; Mr. Boyke
        - 12,778; Mr. Drake - 2,987; Mr. Price - 25,407; and Mr. Zuege - 60,900.

(3) Includes shares allocated to the accounts of officers under the Oilgear Stock Retirement Plan (as of May 1, 2001), as to which such officers have voting and investment power, as follows: Mr. Bahner - 5,735; Mr. Boyke - 5,730; Mr. Drake - 2,156; Mr. Price -5,916; and Mr. Zuege - 9,438.

(4) Includes shares underlying options that are currently exercisable or become exercisable within 60 days and which were granted to executive officers under the 1992 Stock Option Plan in the following amounts: Mr. Bahner - 2,715; Mr. Boyke - 624; Mr. Bursch - 1,503; Mr. Drake - 643; Mr. Price - 2,152; Mr. Zuege - 5,911; and all executive officers as a group - 13,548.

(5) Messrs. Zuege and Price share voting power and investment power with respect to 38,650 shares of Oilgear Common Stock held by the Oilgear Ferris Foundation, Inc., a private charitable foundation funded by Oilgear. As officers of the Company, Messrs. Zuege, Price and Bahner share voting power and investment power with respect to 115,617 shares held in the Oilgear Salaried Retirement Plan. As officers of the Company, Messrs. Zuege and Price also share dispositive power, in the event of a tender or exchange offer for the Common Stock, with respect to any shares of Common Stock held in the Oilgear Stock Retirement Plan and the Oilgear Savings Plus Plan which are not allocated to the accounts of participants. There were a minimal number of such unallocated shares as of May 21, 2001. None of these shares described in this footnote 5 are included in the tab1e.

(6) 400 of these shares are held in the Sipek Living Trust, dated February 5, 1999, the trustees of which are Mr. Sipek and his spouse.

        The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as required for purposes of this Proxy Statement. It includes shares as to which beneficial ownership may be disclaimed and is not necessarily to be construed as an admission of beneficial ownership for other purposes.

                           Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 14, 2001



THE OILGEAR COMPANY
Registrant

/S/ DAVID A. ZUEGE
------------------------------------------------------------------
David A. Zuege
President and CEO
(Principal Executive Officer)


/S/ THOMAS J. PRICE
------------------------------------------------------------------
Thomas J. Price
VP-CFO and Secretary
(Principal Financial and Chief Accounting Officer)