Form 10-Q
period 2001-06-30
OILGEAR CO
filed 2001-08-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June  30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________   to ____________________

Commission file number     000-00822
                       ------------------------


                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

                    Wisconsin                             39-0514580
    --------------------------------              --------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)


2300 South 51st Street, Milwaukee, Wisconsin                53219
--------------------------------------------           -------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (414) 327-1700

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

                       YES ___X___                NO_____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding June 30, 2001
    -----------------------------              -------------------------
    Common Stock, $1.00 Par Value                      1,990,783

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                JUNE 30, 2001     December 31, 2000
------                                                                                -------------     -----------------

Current assets:
   Cash and cash equivalents                                                          $  4,389,739            5,101,942
   Trade accounts receivable, less allowance for doubtful
     receivables of $827,000 and $932,000 in 2001 and 2000, respectively                18,361,319           18,593,266
   Costs and estimated earnings in excess of billings on uncompleted contracts           3,637,957            2,661,252
   Inventories                                                                          24,373,715           23,829,798
   Prepaid expenses                                                                        809,197              554,205
   Other current assets                                                                    801,800            1,369,592
                                                                                      ------------         ------------
Total current assets                                                                    52,373,727           52,110,055
                                                                                      ------------         ------------
Property, plant and equipment, at cost
   Land                                                                                    866,115              930,515
   Buildings                                                                            10,832,579           11,039,499
   Machinery and equipment                                                              48,788,630           48,377,971
   Drawings, patterns and patents                                                        5,007,011            4,776,935
                                                                                      ------------         ------------
                                                                                        65,494,335           65,124,920
   Less accumulated depreciation and amortization                                       41,647,673           40,289,092
                                                                                      ------------         ------------
Net property, plant and equipment                                                       23,846,662           24,835,828

Other assets                                                                             7,629,800            7,886,184
                                                                                      ------------         ------------
                                                                                      $ 83,850,189           84,832,067
                                                                                      ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Short-term borrowings                                                              $  4,639,575              780,679
   Current installments of long-term debt                                                2,254,977            2,492,294
   Accounts payable                                                                      7,197,580            7,727,439
   Billings in excess of costs and estimated earnings on uncompleted contracts             409,484              503,975
   Customer deposits                                                                       689,822            1,671,208
   Accrued compensation and employee benefits                                            1,946,021            2,624,581
   Other accrued expenses and income taxes                                               3,497,124            3,447,749
                                                                                      ------------         ------------
Total current liabilities                                                               20,634,583           19,247,925
                                                                                      ------------         ------------
Long-term debt, less current installments                                               19,351,667           20,058,312
Unfunded employee retirement plan costs                                                  1,090,000            1,090,000
Unfunded post-retirement health care costs                                              10,595,000           10,595,000
Other noncurrent liabilities                                                             1,360,096            1,550,453
                                                                                      ------------         ------------
Total liabilities                                                                       53,031,346           52,541,690
                                                                                      ------------         ------------
Minority interest in consolidated subsidiaries                                             938,723              903,756
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,990,783 shares                                                             1,990,783            1,990,783
   Capital in excess of par value                                                        9,497,906            9,497,906
Retained earnings                                                                       24,058,710           24,020,074
                                                                                      ------------         ------------
                                                                                        35,547,399           35,508,763
   Deduct:
     Treasury stock, 50,190 and 14,782 shares in 2001 and 2000, respectively              (449,365)            (128,207)
     Notes receivable from employees for purchase of Company common stock                 (177,643)            (187,200)
     Accumulated other comprehensive income:
      Foreign currency translation adjustment                                           (4,560,271)          (3,326,735)
      Minimum pension liablility adjustment                                               (480,000)            (480,000)
                                                                                      ------------         ------------
                                                                                        (5,040,271)          (3,806,735)
                                                                                      ------------         ------------
Total shareholders' equity                                                              29,880,120           31,386,621
                                                                                      ------------         ------------
                                                                                      $ 83,850,189           84,832,067
                                                                                      ============         ============

See accompanying notes to consolidated financial statements

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           FOR THREE MONTHS ENDED                   FOR SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                       -------------------------------         -------------------------------
                                                          2001                2000                2001                2000
                                                       -----------         -----------         -----------         -----------
Net sales                                              $21,708,661          22,096,692         $43,250,033          46,561,459
Cost of sales                                           16,508,229          16,391,626          32,269,877          34,649,344
                                                       -----------         -----------         -----------         -----------
Gross profit                                             5,200,432           5,705,066          10,980,156          11,912,115
Selling, general and
        administrative expenses                          4,628,218           5,052,346           9,638,445          10,164,370
                                                       -----------         -----------         -----------         -----------
Operating income                                           572,214             652,720           1,341,711           1,747,745
Interest expense                                           410,465             356,044             818,558             697,903
Other non-operating income, net                             82,010             103,010               1,038             134,857
                                                       -----------         -----------         -----------         -----------
Earnings before income taxes and minority interest         243,759             399,686             524,191           1,184,699
Income tax expense                                          83,756              85,914             161,261             275,760
                                                       -----------         -----------         -----------         -----------
Minority interest in net earnings                           19,327              25,583              34,876              81,878
                                                       -----------         -----------         -----------         -----------
Net earnings                                           $   140,676             288,189         $   328,054             827,061
                                                       ===========         ===========         ===========         ===========
Basic weighted-average outstanding shares                1,943,429           1,981,006           1,951,512           1,981,286
                                                       ===========         ===========         ===========         ===========
Diluted weighted-average outstanding shares              1,945,088           1,986,306           1,957,906           1,986,115
                                                       ===========         ===========         ===========         ===========
Basic earnings per share of common stock               $      0.07                0.15         $      0.17                0.42
                                                       ===========         ===========         ===========         ===========
Diluted earnings per share of common stock             $      0.07                0.15         $      0.17                0.42
                                                       ===========         ===========         ===========         ===========
Dividends per share of common stock                    $      0.07                0.07         $      0.14                0.14
                                                       ===========         ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                    THE OILGEAR COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    ---------------------------------
                                                                                        2001                  2000
                                                                                    -----------           -----------
Cash flows from operating activities:
    Net earnings                                                                    $   328,054               827,061

    Adjustments to reconcile net earnings to net cash
      used by operating activities:
        Depreciation and amortization                                                 1,891,874             1,991,177
        Common and treasury stock issued in connection with:
           Compensation element of sales to employees
             and employee savings plan                                                   21,688                22,323
        Minority interest in consolidated subsidiaries                                   34,876                87,206
        Change in assets and liabilities:
           Trade accounts receivable                                                   (484,114)           (2,487,673)
           Inventories                                                               (1,152,785)              281,335
           Billings, costs and estimated earnings on uncompleted contracts           (1,122,555)           (3,438,515)
           Prepaid expenses                                                            (293,915)             (471,229)
           Accounts payable                                                            (362,551)            1,265,391
           Customer deposits                                                           (945,460)            1,710,309
           Accrued compensation                                                        (554,504)                9,064
           Other, net                                                                   751,722               164,125
                                                                                    -----------           -----------
Net cash used by operating activities                                               $(1,887,670)          $   (39,426)
                                                                                    -----------           -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                                       (1,273,454)           (1,573,446)
                                                                                    -----------           -----------
Net cash used by investing activities                                               $(1,273,454)          $(1,573,446)
                                                                                    -----------           -----------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit agreements                       3,877,567                (7,702)
    Repayment of long-term debt                                                      (1,145,880)           (1,043,718)
    Proceeds from issuance of long-term debt                                            286,819             2,500,989
    Restricted cash used for capital expenditures                                          --                 384,427
    Dividends paid                                                                     (271,921)             (277,280)
    Purchase of treasury stock                                                         (388,380)             (136,345)
    Payments received on notes receivable from employees                                 37,595                43,371
                                                                                    -----------           -----------
Net cash provided by financing activities                                           $ 2,395,800           $ 1,463,742
                                                                                    -----------           -----------
Effect of exchange rate changes on cash and cash equivalents                             53,121              (537,757)
                                                                                    -----------           -----------
Net decrease in cash and cash equivalents                                           $  (712,204)          $  (686,887)
Cash and cash equivalents:
    At beginning of period                                                            5,101,942             6,698,452
                                                                                    -----------           -----------
    At end of period                                                                  4,389,739             6,011,565
                                                                                    ===========           ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                                      $   827,176           $   691,270
      Income taxes                                                                  $   119,022           $   225,420
                                                                                    ===========           ===========



                      THE OILGEAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                          FOR THREE MONTHS ENDED                      FOR SIX MONTHS ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                     ---------------------------------           ---------------------------------
                                                        2001                  2000                  2001                  2000
                                                     -----------           -----------           -----------           -----------
Net earnings                                         $   140,676               288,189           $   328,054               827,061

Other comprehensive loss:
    Foreign currency translation adjustment             (427,932)             (778,466)           (1,233,536)           (1,354,048)
                                                     -----------           -----------           -----------           -----------
Total comprehensive loss                             $  (287,256)             (490,277)          $  (905,482)             (526,987)
                                                     ===========           ===========           ===========           ===========



See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Basis of Presentation

These interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2000 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2000 Annual Report.

Business Description and Operations

The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada, European includes Europe and International includes Asia, Latin America, Australia and most of Africa.

The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components. Products include piston pumps, motors, valves, controls, manifolds, electrohydraulic components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, aerospace, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food.


Segment information is as follows:


                                                 FOR THREE MONTHS ENDED                       FOR SIX MONTHS ENDED
                                          ------------------------------------          ------------------------------------
SALES TO UNAFFILIATED CUSTOMERS           JUNE 30, 2001          June 30, 2000          JUNE 30, 2001          June 30, 2000
-------------------------------           -------------          -------------          -------------          -------------
Domestic                                   $ 12,450,827             13,265,057           $ 25,119,848             27,977,415
European                                      5,367,915              5,755,506             11,299,685             12,305,559
International                                 3,889,919              3,076,129              6,830,500              6,278,485
                                           ------------           ------------           ------------           ------------
Total                                      $ 21,708,661             22,096,692           $ 43,250,033             46,561,459
                                           ------------           ------------           ------------           ------------

INTERSEGMENT SALES
------------------
Domestic                                   $  2,138,150              1,859,220           $  3,844,961              3,882,233
European                                        283,435                800,269                784,583              1,038,562

OPERATING INCOME
----------------
Domestic                                   $    646,520              1,048,774           $  1,294,901              1,959,617

European                                        157,071                 72,665                573,772                446,656
International                                   388,047                246,193                752,218                671,102
Corporate expenses, including R&D              (619,424)              (714,912)            (1,279,180)            (1,329,630)
                                           ------------           ------------           ------------           ------------
Total                                      $    572,214                652,720           $  1,341,711              1,747,745
                                           ------------           ------------           ------------           ------------

IDENTIFIABLE ASSETS
-------------------
Domestic                                   $       --                     --             $ 52,024,880             51,030,370
European                                           --                     --               24,025,950             25,408,410
International                                      --                     --                5,955,633              6,772,494

Corporate                                          --                     --                1,843,726              1,583,019
                                           ------------           ------------           ------------           ------------
Total                                      $       --                     --             $ 83,850,189             84,794,293
                                           ------------           ------------           ------------           ------------

Continuation of Notes to Consolidated Financial Statements


Inventories

Inventories at June 30, 2001 and December 31, 2000 consist of the following:

                        JUNE 30, 2001         December 31, 2000
                        -------------         -----------------
Raw materials            $  3,005,015              2,811,283
Work in process            19,189,014             18,652,886
Finished goods              3,809,686              3,868,629
                         ------------           ------------
                           26,003,715             25,332,798
LIFO reserve               (1,630,000)            (1,503,000)
                         ------------           ------------
Total                    $ 24,373,715             23,829,798
                         ============           ============


Inventories stated on the last-in, first-out (LIFO) basis are valued at $18,687,000 and $16,935,000 at June 30, 2001 and December 31, 2000,
respectively.


Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                              FOR THREE MONTHS ENDED              FOR SIX MONTHS ENDED
                                                         --------------------------------    --------------------------------
                                                         JUNE 30, 2001      June 30, 2000    JUNE 30, 2001      June 30, 2000
                                                         -------------      -------------    -------------      -------------
Net income for basic and diluted earnings per share        $  140,676           288,189        $  328,054           827,061
Weighted average common shares outstanding                  1,943,429         1,981,006         1,951,512         1,981,286
Dilutive stock options                                          1,659             5,300             6,394             4,829
Dilutive average common shares outstanding                  1,945,088         1,986,306         1,957,906         1,986,115
Basic earnings per common share                            $     0.07              0.15        $     0.17              0.42
Diluted earnings per common share                          $     0.07              0.15        $     0.17              0.42

Options to purchase 97,624 shares of common stock with a weighted average exercise price of $9.71 per share were outstanding at June 30, 2001. Options to purchase 79,322 shares of common stock with a weighted average exercise price of $10.55 per share were outstanding at June 30, 2000.

Options to purchase 49,624 and 52,322 shares of common stock were not included in the quarter and six-month periods ended June 30, 2001 and 2000, respectively, computations of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the periods then ended.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The decrease in net earnings and customer deposits along with the increase in costs, estimated earnings in excess of billings and inventory were the primary reasons for the approximately $3,000,000 increase in total interest bearing debt. We amended our revolving loan agreement to extend the due date to April 2004 on the $14,000,000 commitment and increase the $2,000,000 commitment to $6,000,000 with a due date of April 2002. The weakening of the Euro and the UK pound against the US dollar caused the loss in "foreign currency translation adjustment". The Company's management believes the Company has adequate means for meeting future capital needs.

RESULTS OF OPERATIONS

Orders decreased by 14% for the second quarter of 2001 and by 18% for the first six months of 2001 when compared to the same periods in 2000. Backlog of orders at June 30, 2001 has decreased by 2% from December 31, 2000.

The recession in the manufacturing sector of the United States economy caused sales in the Domestic segment to decrease in the second quarter and the first six months of the year when compared to 2000 by 6% and 10%, respectively. The strong US dollar against the Euro and British Pound caused sales in the European segment to decrease in the second quarter and the first six months of the year when compared to 2000 by 6% and 8%, respectively. Increased sales in Mexico and Korea caused the International segment's total sales to increase in the second quarter and the first six months of the year when compared to 2000 by 26% and 9%, respectively. Consolidated sales decreased in the second quarter and the first six months of the year when compared to 2000 by 2% and 7%, respectively.

Reducing the number of employees and employee work hours and other cost improvement programs was not enough to offset the reduction in profits resulting from the decrease in shipments in the Domestic segment; operating income decreased in the second quarter and the first six months of the year when compared to 2000 by 38% and 34%, respectively. A better mix of margins on sales in the European segment increased operating income in the second quarter and the first six months of the year when compared to 2000 by 116% and 28%, respectively. Increased sales in the International segment caused operating income to increase in the second quarter and the first six months when compared to 2000 by 58% and 12%, respectively. Corporate expenses decreased in the second quarter and the first six months of the year when compared to the same periods in 2000 by 13% and 4%, respectively. Consolidated operating income decreased in the second quarter and the first six months of the year when compared to 2000, by 12% and 23%, respectively.

Interest expense has increased in the first six months of 2001 compared to the same period of 2000 primarily because the days weighted average amount of borrowings increased.

The primary reason for the decrease in net earnings per share in 2001 (to $.07 in the second quarter and $.17 in the first six months compared to 2000 net earnings per share of $.15 in the second quarter and $.42 in the first six months of 2000) was the decreased sales in the Domestic segment.

Non-operating income consists of the following:

                                               FOR THREE MONTHS ENDED              FOR SIX MONTHS ENDED
                                          -------------------------------     -------------------------------
                                          JUNE 30, 2001     June 30, 2000     JUNE 30, 2001     June 30, 2000
                                          -------------     -------------     -------------     -------------
Interest income                             $  13,134             6,909         $  31,690            83,898
Foreign currency exchange loss                (16,621)           (6,957)         (160,973)          (89,914)
Miscellaneous, net                             85,497           103,058           130,321           140,873
                                            ---------         ---------         ---------         ---------
Non-operating income                        $  82,010           103,010         $   1,038           134,857
                                            =========         =========         =========         =========

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

On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and intangible assets with an indefinite life acquired in a transaction completed prior to June 30, 2001, ceases upon adoption of the Statement, which the Company is required to adopt no later than our fiscal year beginning January 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British Pound Sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the US dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease accordingly.

INTEREST RATE RISK

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates on the approximately $22,000,000 of floating debt outstanding at June 30, 2001. A 100 basis point movement in interest rates on floating rate debt outstanding at June 30, 2001 would result in a change in earnings before income taxes of approximately $220,000 per year.

FOREIGN EXCHANGE RATE RISK

The Company has foreign currency exposures related to intercompany buying and selling in currencies other than the local currencies in which it operates. At June 30, 2001, the net value of the payables in US dollars from foreign subsidiaries was approximately $3,600,000. A 10% movement in foreign exchange rates would result in a change in earnings before income taxes of approximately $360,000 per year.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders on May 8, 2001 management's nominees named below were elected as directors of the class whose term expires in 2004 by the indicated votes cast for and withheld with respect to each nominee. Of the 1,943,988 shares of Common Stock which were entitled to vote at the meeting, 1,818,552 shares were represented in person or by proxy and 1,755,521 shares (97% of the shares represented) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.

         Name of Nominee              For                  Withheld
         ---------------              ---                  --------
         Dale C. Boyke              1,755,821               62,731
         Michael C Sipek            1,755,521               63,031
         Frank L. Schmit            1,755,821               62,731

     Further information concerning this matter, including the name of each other director whose term of office as a director continued after the meeting, is contained in the registrant's Proxy Statement dated April 13, 2001 with respect to the registrant's 2001 annual meeting of shareholders.

Item 5. Other Information

      Deadlines for Shareholder Proposals

     Shareholder proposals must be received by the Secretary of Oilgear no later than December 14, 2001 in order to be considered for inclusion in next year's annual meeting proxy materials pursuant to Commission Rule 14a-8. Shareholders wishing to propose any floor nominations for director or floor proposals at the 2002 annual meeting without inclusion of such proposals in Oilgear's proxy materials must provide notice thereof to the Secretary of Oilgear no later than February 27, 2002 in order for such notice to be considered timely under the Commission's proxy rules.

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








August 14, 2001


                              THE OILGEAR COMPANY
                              Registrant

                              /S/ DAVID A. ZUEGE
                              --------------------------------------------------
                              David A. Zuege
                              President and CEO
                              (Principal Executive Officer)


                              /S/ THOMAS J. PRICE
                              --------------------------------------------------
                              Thomas J. Price
                              VP-CFO and Secretary
                              (Principal Financial and Chief Accounting Officer)

                               THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                  EXHIBIT INDEX



                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2000


Exhibit    Exhibit
Number     Number

 4.1 Amendment No. 9 to Loan Agreement between The Oilgear Company and M & I Marshall & Ilsley Bank, as amended March 12, 2001.

 4.2 Amendment No. 10 to Loan Agreement between The Oilgear Company and M & I Marshall & Ilsley Bank, as amended May 1, 2001.