Form 10-Q
period 2001-09-30
OILGEAR CO
filed 2001-11-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission file number   000-00822
                      ----------------------------------------------------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

            Wisconsin                                          39-0514580
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


2300 South 51st Street, Milwaukee, Wisconsin                      53219
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

               Class                           Outstanding September 30, 2001
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                        1,990,783

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                           SEPTEMBER 30, 2001     December 31, 2000
=========================================================================================================================
Current assets:
   Cash and cash equivalents                                                           $  4,037,131             5,101,942
   Trade accounts receivable, less allowance for doubtful
     receivables of $199,000 and $932,000 in 2001 and 2000, respectively                 19,516,005            18,593,266
   Costs and estimated earnings in excess of billings on uncompleted contracts            3,191,858             2,661,252
   Inventories                                                                           24,473,210            23,829,798
   Prepaid expenses                                                                         450,683               554,205
   Other current assets                                                                   1,083,896             1,369,592
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     52,752,783            52,110,055
-------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
   Land                                                                                     908,545               930,515
   Buildings                                                                             11,098,976            11,039,499
   Machinery and equipment                                                               48,463,192            48,377,971
   Drawings, patterns and patents                                                         5,058,137             4,776,935
-------------------------------------------------------------------------------------------------------------------------
                                                                                         65,528,851            65,124,920
   Less accumulated depreciation and amortization                                        42,419,551            40,289,092
-------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                        23,109,300            24,835,828
Other assets                                                                              7,479,821             7,886,184
-------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 83,341,903            84,832,067
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
=========================================================================================================================
Current liabilities:
   Short-term borrowings                                                               $  6,620,376               780,679
   Current installments of long-term debt                                                 2,282,351             2,492,294
   Accounts payable                                                                       6,699,393             7,727,439
   Billings in excess of costs and estimated earnings on uncompleted contracts              655,624               503,975
   Customer deposits                                                                        888,094             1,671,208
   Accrued compensation and employee benefits                                             1,426,052             2,624,581
   Other accrued expenses and income taxes                                                3,514,227             3,447,749
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                22,086,116            19,247,925
-------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                                18,438,045            20,058,312
Unfunded employee retirement plan costs                                                   1,090,000             1,090,000
Unfunded post-retirement health care costs                                               10,695,000            10,595,000
Other noncurrent liabilities                                                              1,313,592             1,550,453
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        53,622,753            52,541,690
-------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                              948,343               903,756
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,990,783 shares                                                              1,990,783             1,990,783
   Capital in excess of par value                                                         9,497,906             9,497,906
   Retained earnings                                                                     22,221,496            24,020,074
-------------------------------------------------------------------------------------------------------------------------
                                                                                         33,710,185            35,508,763
   Deduct:
     Treasury stock, 47,890 and 14,782 shares in 2001 and 2000, respectively.              (429,335)             (128,207)
     Notes receivable from employees for purchase of Company
      common stock                                                                         (157,382)             (187,200)
     Accumulated other comprehensive income:
      Foreign currency translation adjustment                                            (3,872,662)           (3,326,735)
      Minimum pension liability adjustment                                                 (480,000)             (480,000)
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (4,352,662)           (3,806,735)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               28,770,807            31,386,621
-------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 83,341,903            84,832,067
=========================================================================================================================


See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                          FOR THREE MONTHS ENDED             FOR NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                              2001             2000             2001             2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 20,187,908       22,716,930       63,437,940       69,278,388

Special costs                                              491,463          --               491,463          --
Cost of sales                                           16,416,097       16,771,113       48,685,973       51,720,407
---------------------------------------------------------------------------------------------------------------------
Gross profit                                             3,280,348        5,945,817       14,260,504       17,557,982

Special operating expenses                                 225,955            --             225,955          --
Selling, general and administrative expenses             4,452,651        4,981,146       14,091,096       14,845,566
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 (1,398,258)         964,671          (56,547)       2,712,416
Interest expense                                           435,594          433,983        1,254,152        1,131,887
Other non-operating income (loss), net                      55,001          (59,800)          56,039           75,057
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and minority
interest                                                (1,778,851)         470,887       (1,254,660)       1,655,586
Income tax expense                                          44,828          136,236          206,088          411,996
---------------------------------------------------------------------------------------------------------------------
Minority interest in net earnings                           10,181           24,529           45,056          106,408
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   $ (1,833,859)         310,121     $ (1,505,804)       1,137,182
=====================================================================================================================
Basic weighted-average outstanding shares                1,940,668        1,981,200        1,947,857        1,981,257
=====================================================================================================================
Diluted weighted-average outstanding shares              1,944,934        1,987,205        1,953,583        1,986,086
=====================================================================================================================
Basic earnings (loss) per share of common stock       $      (0.94)            0.16     $      (0.77)            0.57
=====================================================================================================================
Diluted earnings (loss) per share of common stock     $      (0.94)            0.16     $      (0.77)            0.57
=====================================================================================================================
Dividends per share of common stock                   $         --             0.07     $       0.14             0.21
=====================================================================================================================


See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                     2001            2000
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                                       $(1,505,804)      1,137,182
    Adjustments to reconcile net earnings to net cash
      used by operating activities:
        Depreciation and amortization                                           2,881,784       2,991,440
        Common and treasury stock issued in connection with:
           Compensation element of sales to employees
             and employee savings plan                                             33,263          52,425
        Minority interest in consolidated subsidiaries                             45,056         106,408
        Change in assets and liabilities:
           Trade accounts receivable                                           (1,149,555)     (4,142,658)
           Inventories                                                           (839,131)       (380,154)
           Billings, costs and estimated earnings on uncompleted contracts       (381,125)       (860,596)
           Prepaid expenses                                                        93,544        (214,376)
           Accounts payable                                                      (968,474)        892,499
           Customer deposits                                                     (776,953)      1,694,617
           Accrued compensation                                                (1,161,457)       (865,576)
           Other, net                                                             640,770        (239,232)
---------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                         $(3,088,082)    $   171,979
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                 (1,279,500)     (2,375,971)
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         $(1,279,500)    $(2,375,971)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit agreements                 5,846,827         500,601
    Repayment of long-term debt                                                (1,794,633)     (1,458,440)
    Proceeds from issuance of long-term debt                                           --       1,798,423
    Restricted cash used for capital expenditures                                      --         555,235
    Dividends paid                                                               (271,921)       (415,985)
    Purchase of treasury stock                                                   (389,830)       (140,494)
    Proceeds from sale of treasury stock                                           18,125              --
    Proceeds from sale of common stock                                                 --              --
    Payments received on notes receivable from employees                           46,280          48,820
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     $ 3,454,848     $   888,160
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                     (152,077)       (543,484)
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     $(1,064,811)    $(1,859,316)
Cash and cash equivalents:
    At beginning of period                                                      5,101,942       6,698,452
---------------------------------------------------------------------------------------------------------
    At end of period                                                            4,037,131       4,839,136
=========================================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                $ 1,227,892       1,099,876
      Income taxes                                                                158,694         375,157
                                                                              ===========================

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  FOR THREE MONTHS ENDED          FOR NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                      2001            2000            2001            2000
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                            $(1,833,859)        310,121     $(1,505,804)      1,137,182
Other comprehensive loss:
    Foreign currency translation adjustment        687,609        (779,473)       (545,927)     (2,133,521)
----------------------------------------------------------------------------------------------------------
Total comprehensive loss                       $(1,146,250)       (469,352)    $(2,051,731)       (996,339)
==========================================================================================================

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

Segment information is as follows:

                                            FOR THREE MONTHS ENDED                       FOR NINE MONTHS ENDED
Sales to unaffiliated  customers    September 30, 2001    September 30, 2000    SEPTEMBER 30, 2001    September 30, 2000
------------------------------------------------------------------------------------------------------------------------
Domestic                                  $ 12,150,249            13,858,469          $ 37,270,097            41,835,884
European                                     5,305,836             5,996,419            16,605,521            18,301,978
International                                2,731,823             2,862,042             9,562,322             9,140,526
------------------------------------------------------------------------------------------------------------------------
Total                                     $ 20,187,908            22,716,930          $ 63,437,940            69,278,388
------------------------------------------------------------------------------------------------------------------------

INTERSEGMENT SALES
------------------------------------------------------------------------------------------------------------------------
Domestic                                  $  1,572,675             1,505,340          $  5,417,636             5,387,573
European                                       211,164               324,465               995,747             1,363,027


OPERATING INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------
Domestic                                  $    109,814               983,091          $  1,404,716             2,942,708
European                                      (510,946)              356,889                62,826               803,545
International                                  241,394               270,474               993,612               941,576
Special expenses - Domestic                   (717,418)                 --                (717,418)                 --
Corporate expenses, including R&D             (521,102)             (645,783)           (1,800,283)           (1,975,413)
------------------------------------------------------------------------------------------------------------------------
Total                                     $ (1,398,258)              964,671          $    (56,547)            2,712,416
------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
------------------------------------------------------------------------------------------------------------------------
Domestic                                  $       --                    --            $ 51,384,814            48,970,370
European                                          --                    --              24,068,256            25,565,209
International                                     --                    --               6,012,906             5,644,291
Corporate                                         --                    --               1,875,927             1,549,719
------------------------------------------------------------------------------------------------------------------------
Total                                     $       --                    --            $ 83,341,903            81,729,589
------------------------------------------------------------------------------------------------------------------------

Continuation to Notes to Consolidated Financial Statements

Inventories

Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                  SEPTEMBER 30, 2001     December 31, 2000
                  ----------------------------------------
Raw materials           $  2,889,669             2,811,283
Work in process           18,793,365            18,652,886
Finished goods             4,420,176             3,868,629
----------------------------------------------------------
                          26,103,210            25,332,798
LIFO reserve              (1,630,000)           (1,503,000)
----------------------------------------------------------
Total                   $ 24,473,210            23,829,798
==========================================================


Inventories stated on the last-in, first-out (LIFO) basis are valued at $19,862,000 and $16,935,000 at September 30, 2001 and December 31, 2000,
respectively.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                      FOR THREE MONTHS ENDED                       FOR NINE MONTHS ENDED
                                             SEPTEMBER 30, 2001    September 30, 2000   SEPTEMBER 30, 2001    September 30, 2000
                                             -----------------------------------------------------------------------------------
Net income (loss) for basic and diluted
  earnings (loss) per share                         $(1,833,859)              310,121          $(1,505,804)            1,137,182
Weighted average common shares outstanding            1,940,668             1,981,200            1,947,857             1,981,257
Dilutive stock options                                    4,266                 6,005                5,726                 4,829
Dilutive average common shares outstanding            1,944,934             1,987,205            1,953,583             1,986,086
Basic earnings (loss) per common share              $     (0.94)                 0.16          $     (0.77)                 0.57
Diluted earnings (loss) per common share            $     (0.94)                 0.16          $     (0.77)                 0.57

Options to purchase 97,624 shares of common stock with a weighted average exercise price of $9.71 per share were outstanding at September 30, 2001. Options to purchase 73,785 shares of common stock with a weighted average exercise price of $10.43 per share were outstanding at September 30, 2000.

Options to purchase 49,624 and 46,785 shares of common stock were not included in the quarterly and nine month periods ended September 30, 2001 and 2000, respectively, computations of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the three month periods then ended.

Other

At the end of the third quarter of 2001, the Company recorded special charges related to:

(i) an early retirement window; (ii) a downsizing of the corporate staff; (iii) a closing of the Novi, Michigan facility; and (iv) a write-off of non-strategic assets. The amount recorded includes $380,000 of employee early retirement and termination benefits for 20 notified employees, $140,000 for leased facility expenses and $198,000 of equipment, inventory and other assets write-offs.

                                   EMPLOYEE
                                   TERMINATION
                                   BENEFITS         OTHER COSTS      TOTAL
Expense accrued                    $  379,460       $  337,958       $  717,418
Non-cash charges                   $     --         $  107,958       $  107,958
Cash expenditures                  $   37,360       $     --         $   37,360
                                   --------------------------------------------
Balance September 30, 2001         $  342,100       $  230,000       $  572,100
                                   ============================================

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The net loss of $1,506,000 in 2001 compared to net earnings of $1,137,000 in 2000 was the primary reason for the $3,088,000 decrease in net cash from operating activities in 2001 when compared to a $172,000 increase in net cash from operating activity in the same nine month period in 2000. Cash used for property, plant and equipment additions was $1,280,000 compared with $2,376,000 in the same nine month period in 2001 and 2000, respectively. Interest bearing debt increased by $4,052,000 in 2001 and by $841,000 in 2000. In the second quarter of 2001 we amended our revolving loan agreement to extend the due date to April 2004 on the $14,000,000 commitment and increase the $2,000,000 commitment to $6,000,000 with a due date of April 2002. The net loss in the third quarter caused some bank covenant calculations to become deficient. The bank issued a letter waiving the deficiency. The weakening of the Euro and the UK pound against the US dollar caused the loss in "foreign currency translation adjustment". The Company's management believes the Company has adequate means for meeting future capital needs.


RESULTS OF OPERATIONS

Orders decreased by 3% for the third quarter of 2001 and by 14% for the first nine months of 2001 when compared to the same periods in 2000. Backlog of orders at September 30, 2001 decreased by 5% from December 31, 2000.

The 15 month old recession in the manufacturing sector of the United States economy caused sales in the Domestic segment to decrease by 12% in the third quarter and by 11% in the first nine months of the year when compared to 2000. The strong US dollar against the EURO and British Pound caused sales in the European segment to decrease in the third quarter and the first nine months of the year when compared to 2000 by 12% and 9%, respectively. A softening market in the international segment decreased sales in the third quarter by 5% when compared to the same period in 2000. Increased sales in Mexico and Korea early in 2001 caused the International segment sales to increase by 5% in the first nine months of the year when compared to 2000. Consolidated sales decreased in the third quarter and the first nine months of the year when compared to 2000 by 11% and 8%, respectively.

We reduced the number of USA employees and USA employee work hours in all three quarters and initiated other cost improvement programs during the past nine months. However, these measures were insufficient to offset the decrease in shipments in the Domestic segment; operating income decreased in the third quarter and the first nine months of the year when compared to 2000 by 89% and 52%, respectively. A mix of lower margin jobs on sales in the European segment caused a $511,000 operating loss in the third quarter and a 92% decrease in operating income for the first nine months of the year when compared to 2000. Decreased sales in the International segment caused operating income to decrease by 11% in the third quarter. The increase in sales in the International segment for the first nine months of 2001 caused operating income to increase by 6% when compared to 2000. Corporate expenses decreased in the third quarter and the first nine months of the year when compared to the same periods in 2000 by 19% and 9%, respectively.

The decrease in sales, lower margins and the special charges were responsible for the Consolidated operating loss of $1,398,000 in the third quarter and $57,000 operating loss in the first nine months of the year when compared to the operating income of $965,000 in the third quarter of 2000 and $2,712,000 in the first nine months of 2000.

Interest expense increased in the first nine months of 2001 compared to the same period of 2000 primarily because the days weighted average amount of borrowings increased.

The primary reason for the decrease in net earnings per share in 2001 (a loss of $.94 in the third quarter and a loss of $.77 in the first nine months compared to 2000 net earnings per share of $.16 in the third quarter and $.57 in the first nine months of 2000) was the decreased sales in all segments along with the special expenses of $.37 per share.

Non-operating income consists of the following:

                                         FOR THREE MONTHS ENDED                        FOR NINE MONTHS ENDED
                                 SEPTEMBER 30, 2001    September 30, 2000    SEPTEMBER 30, 2001    September 30, 2000
                                 ------------------------------------------------------------------------------------
Interest income                           $  27,518                 3,922             $  59,209                87,820
Foreign currency exchange loss              (16,710)              (61,412)             (177,682)             (151,326)
Miscellaneous, net                           44,193                (2,310)              174,512               138,563
---------------------------------------------------------------------------------------------------------------------
Non-operating income (loss)               $  55,001               (59,800)            $  56,039                75,057
=====================================================================================================================

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

On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and intangible assets with an indefinite life acquired in a transaction completed prior to June 30, 2001 ceases upon adoption of the Statement which the Company is required to adopt no later than our fiscal year beginning January 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

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

* Factors affecting the economy generally, including the financial and business conditions of the Company's customers, the demand for customers' products and services that utilize Company products and national events including those of September 11, 2001 and threats of terrorism.

* Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of the employee benefit plans.

* Factors affecting the Company's financial performance or condition, including restrictions or conditions imposed by its lenders, tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

* The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

* Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices and financing with acceptable terms.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British Pound Sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U. S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease accordingly.

INTEREST RATE RISK
The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates on the approximately $22,000,000 of floating debt at September 30, 2001. A 100 basis point movement in interest rates on floating rate debt outstanding at September 30, 2001 would result in a change in earnings before income taxes of approximately $220,000 per year.

FOREIGN EXCHANGE RATE RISK
The Company has foreign currency exposures related to intercompany buying and selling in currencies other than the local currencies in which it operates. At September 30, 2001, the payables in US dollars from foreign subsidiaries was approximately $2,700,000. A 10% change in foreign exchange rates would result in a change in earnings before income taxes of approximately $27,000 per year.

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





November 14, 2001


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

                              THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                 EXHIBIT INDEX


                         Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001

Exhibit      Exhibit
Number       Number

 4.1 Amendment No. 9 to Loan Agreement between The Oilgear Company and M & I Marshall & Ilsley Bank, as amended March 12, 2001 (Exhibit
             4.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2001 ("June 30, 2001 Form 10-Q") is incorporated herein by reference).

 4.2 Amendment No. 10 to Loan Agreement between The Oilgear Company and M & I Marshall & Ilsley Bank, as amended May 1, 2001 (Exhibit
             4.2 to June 30, 2001 Form 10-Q is incorporated herein by reference).