Form 10-K405
period 2001-12-31
OILGEAR CO
filed 2002-04-01
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 22, 2002, 1,937,886 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $7.21 last sale price on March 15, 2002 in the Nasdaq Stock Market) held by non-affiliates (excludes a total of 1,046,376 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $6,427,787.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                              PART OF FORM 10-K INTO
                                                WHICH PORTIONS OF
               DOCUMENT                     DOCUMENT ARE INCORPORATED
   Proxy Statement for Annual Meeting              Part III
    of Shareholders on May 14, 2002

                                     PART I

ITEM 1. BUSINESS.

The primary business of The Oilgear Company ("Oilgear" or the "Registrant"; together with its subsidiaries, the "Company") and its subsidiaries is the manufacture and distribution of value engineered fluid power components and electronic controls for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. For additional information describing the business of the Company, see "Note 2-Business Description and Operations" in the Notes to Consolidated Financial Statements and in Item 8 of this report.

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

The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components and electronic controls. The Company's global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Our principal products include piston pumps, motors, valves, controls, manifolds, electronics and components, cylinders, reservoirs, skids, and meters. They are used in disparate industries including primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance applications. The Company supports responsive, high quality aftermarket sales and flexible rebuilding services which include exchange, factory rebuild and field repair service, along with customer education.

DOMESTIC SEGMENT

The Company's products are sold in the United States and Canada directly through 14 district sales offices and by a network of approximately 65 distributors. Sales offices are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Novi, Michigan; Cleveland and Piqua, Ohio; Dallas and Longview, Texas; Lynnwood and Point Roberts, Washington; Atlanta, Georgia; Kansas City, Missouri; St. George, Utah; Doylestown, Pennsylvania; and Ajax, Ontario, Canada.

EUROPEAN SEGMENT

The Company's products are sold in Europe directly through 5 wholly owned subsidiaries and by a network of approximately 15 distributors. Sales offices are located in Leeds, England; Paris, France; Hernani, Spain; Hattersheim, Germany; and Montirone, Italy.

INTERNATIONAL SEGMENT

The Company's products are sold outside the United States, Canada and Europe directly through 7 district sales offices and by a network of approximately 8 distributors. Sales offices are located in Taren Point, Australia; Belgaum and Bangalore, India; Taejon City, South Korea; Sao Paulo, Brazil; Nagoya, Japan and Pachuca, Mexico. The Company owns 51% of two joint venture companies in India, Oilgear Towler Polyhydron Pvt. Ltd. which distributes products manufactured in the United States, as well as repairs and manufactures designated Oilgear products for the Indian market and Towler Enterprise Pvt. Ltd. (f/k/a Towler Automation Pvt, Ltd. and Oilgear Harman Pvt. Ltd) which designs and manufactures a wide array of process automation systems for global distribution. In 1998, the Company acquired a 58% ownership interest in a joint venture company in Taiwan, Oilgear Towler Taiwan Co. Ltd. which distributes and services Oilgear products in the Taiwanese market.

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

BACKLOG

The Company's backlog of orders believed to be firm as of December 31, 2001 was approximately $20,445,000, a decrease of approximately $742,000 from the backlog of orders as of December 31, 2000, which was approximately $21,187,000. The Company expects that substantially all such orders will be filled in 2002. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company's products.

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

RESEARCH AND DEVELOPMENT

The Company's research and development activities are conducted by members of its engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. The Company expended approximately $2,100,000 in each of 2001, 2000 and 1999 on the research and development activities of its engineering staff. The Company's product development efforts continue to be focused in the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

EMPLOYEES

At December 31, 2001, the Company had approximately 847 employees.

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

The Company manages its operations in three reportable segments based upon geographic area. Domestic is the United States, Canada and certain exports serviced directly by the Domestic factories. European is Europe and International is Asia, Latin America, Australia and Africa.

SEGMENT SALES

For further information about the Company's sales by segment, see "Note 2-Business Description and Operations" in the Notes to Consolidated Financial Statements in Item 8 of this report.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company's revenues by geographic area are described in "Note 2 - Business Description and Operations" in the Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 2. PROPERTIES.

DOMESTIC

Oilgear owns a one-story general office and factory building located on 20 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space. The Company owns a manufacturing plant in Longview, Texas, constructed of concrete block and steel, which has approximately 44,000 square feet. The Company leases a 132,000 square foot manufacturing facility located in Fremont, Nebraska. For additional information regarding the lease of the Fremont, NE facility, see "Note 5 - Long Term Debt" in the Notes to Consolidated Financial Statements in Item 8 of this report.

EUROPEAN

The Company's Oilgear GmbH subsidiary owns a three level concrete block and steel building with approximately 20,000 square feet in Hattersheim, Germany. This office and shop facility is constructed on two acres of land and is subject to a mortgage.

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

INTERNATIONAL

The Company leases facilities in all locations except for the Company's Oilgear Towler Polyhydron Pvt. Ltd. The Company's Oilgear Towler Polyhydron Pvt. Ltd joint venture that owns two plants; Plant number 1 is a masonry three story building with approximately 6,000 square feet on approximately 13,000 square feet of land and Plant number 2 is a one story masonry building with approximately 11,000 square feet on approximately 258,000 square feet of land.

PROPERTIES IN ALL SEGMENTS ARE MAINTAINED IN GOOD CONDITION AND ARE ADEQUATE FOR PRESENT OPERATIONS.

Borrowings under the Company's domestic and foreign loan agreements are collateralized by substantially all the assets of the Company. For further information about the Company's assets, see "Note 4-Short-Term Borrowings" and "Note 5-Long-term Debt" in the Notes To Consolidated Financial Statements in
Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

                                           OFFICES AND POSITIONS             PRESENT OFFICE
     NAME                  AGE              HELD WITH REGISTRANT               HELD SINCE
-----------------          ---     ----------------------------------------  --------------
David A. Zuege              60     President and Chief Executive Officer;       1996(1)
                                   Director; Member of Executive Committee

Gerhard W. Bahner           63     Vice President - Engineering                 1991(2)

Thomas J. Price             58     Vice President - Chief Financial Officer     2000(3)
                                   and Secretary

Hubert Bursch               62     Vice President - European Operations;        1994(4)
                                   Director

Dale C. Boyke               51     Vice President - Marketing & Sales;          1997(5)
                                   Director

Robert D. Drake             47     Vice President - International               2000(6)
                                   Operations; Director

(1)      Mr. Zuege has been a member of the Board of Directors since 1982.

(2) Mr. Bahner was a member of the Board of Directors since 1992 and retired his Board position in December 2001.

(3) Mr. Price served as Vice President - Finance and Corporate Secretary from 1995 to 1999.

(4)      Mr. Bursch has been a member of the Board of Directors since 1997.

(5)      Mr. Boyke has been a member of the Board of Directors since 1998.

(6) Mr. Drake was appointed to fill Mr. Bahner's remaining term on the Board of Directors and is nominated to run for a three year term at the May 14, 2002 Annual Meeting of Shareholders. He served as Director of International Sales from 1988 to 1996 and Vice President Asia/Latin American Operations from 1997 to 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's common stock is traded on The Nasdaq Stock Market National Market under the symbol OLGR. As of March 30, 2002, the number of record holders of the Company's common stock was 477.

For additional information regarding the Company's common stock, see "Discussion of Financial Position" in Item 7 and "Quarterly Financial Information (Unaudited)" in Item 8 of this report.

In 2001, 2000 and 1999, the Company sold an aggregate of 5,100, 7,000 and 12,500, respectively, of unregistered shares of its common stock ("Shares") pursuant to the Company's Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the "Plan"). The Shares were sold to officers and other key employees in exempt offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $9.75, $8.19 and $11.00 for years 2001, 2000 and 1999, respectively, which was the market bid price on the date of purchase. In payment, thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate purchase price will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.

ITEM 6. SELECTED FINANCIAL DATA.

5 YEAR SUMMARY

OPERATIONS                                      2001                2000               1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Net sales                             $   82,619,000      $   92,318,000         90,709,000         96,455,000         90,904,000
Net earnings (loss)                       (1,704,000)            774,000          1,328,000            575,000          2,677,000
Basic earnings (loss) per share                (0.88)               0.39               0.67               0.30               1.41
Diluted earnings (loss) per share              (0.88)               0.39               0.67               0.29               1.40
Dividends per share                             0.14                0.28               0.28               0.28               0.27


CAPITALIZATION
---------------------------------------------------------------------------------------------------------------------------------
Interest bearing debt                 $   24,694,000      $   23,331,000         20,719,000         26,700,000         26,358,000
Shareholders' equity                      17,581,000          31,387,000         33,078,000         32,847,000         31,828,000
Total assets                              71,932,000          84,832,000         81,365,000         90,583,000         89,197,000
Book value per share                            9.05               15.88              16.62              16.74              16.52
December 31st stock price*                      8.50                9.69               6.88              11.00              15.67

*The last sale price for the year on the Nasdaq Stock Market.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DISCUSSION OF RESULTS OF OPERATIONS

 SHIPMENTS, ORDERS & BACKLOG               2001                 2000            1999
------------------------------------------------------------------------------------
Net orders                         $  81,877,000          94,661,000      87,339,000
Percentage increase (decrease)            (13.5%)               8.4%
Net sales (shipments)                 82,619,000          92,318,000      90,709,000
Percentage increase (decrease)            (10.5%)               1.8%
Backlog at December 31                20,445,000          21,187,000      18,844,000
Percentage increase (decrease)             (3.5%)              12.4%

A 13.5% decrease in net orders in 2001 led to a 10.5% decrease in net sales; $82.6 million of net sales in 2001 when compared to the $92.3 million of net sales in 2000. The Company uses the percentage-of-completion method of accounting to recognize net sales from its engineered construction contracts. A large order of this type, approximately $3,500,000, was taken in December 2000. Most of the revenue for this order was recognized in 2001, causing net sales from contracts using the percentage-of-completion method of accounting to increase by 11.3% in 2001 when compared to 2000. Net sales of product for which the Company does not use the percentage-of-completion method of accounting decreased by 16.3% in 2001 from 2000. The soft demand in the world economy for fluid power products in 2001 had a negative effect on the performance of all three of the Company's geographic segments. The Domestic, European and International segments net sales decreased by 10.3%, 10.4% and 11.5%, respectively in 2001. The strong dollar caused some of the decrease in the European and International segments. The percent change in the average of the foreign currency exchange rates used to convert the European and International segments to US dollars was approximately a negative 7% and a negative 4%, respectively. The strong US dollar continues to negatively impact sales to the foreign markets.

Net sales of $92.3 million for 2000 were 1.8% higher than the $90.7 million for 1999. Several large orders for the United States aerospace industry significantly contributed to the approximate 6.9% increase in the Domestic segment net sales in 2000. The soft demand in the United States economy for fluid power products in the second half of 2000, however, had a negative affect on the Domestic segment's performance in 2000. Increased orders from the heavy equipment industry in Mexico and Korea significantly contributed to the 25.2% increase in the International segment's net sales despite most of the international local currencies weakening against the US dollar in 2000. The European segment's net sales decreased by 15.8%. Most of the decrease came from the difference in the average exchange rate used in 2000 compared to the average exchange rate used in 1999 to convert the Euro and the British Pound to US dollars. These weaker European currencies have negatively impacted sales in the European markets.

GROSS PROFIT                                2001                2000               1999
---------------------------------------------------------------------------------------
Gross profit                       $  18,860,000          23,743,000         23,328,000
Gross profit margin                        22.8%               25.7%              25.7%
Percentage increase (decrease)            (11.3%)                 -%

GROSS PROFIT MARGIN has decreased to 22.8% in 2001 compared to 25.7% in 2000 and 1999. The margin is down in 2001 primarily for five reasons. First, the strong US dollar increases pricing pressure when selling products made in the United States to foreign markets when we are competing with foreign producers. Second, the recession in the fluid power industry increases competitive pressures because firms are competing for a smaller amount of potential orders. Third, we have added costs related to the learning curve on new products and applications for those products which cut into the margin. Fourth, the close to $647,000 of special costs in 2001 decreased the margin by approximately .8%. Fifth, lower utilization of production facilities created inefficiencies and unfavorable utilization variances.

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              2001               2000               1999
-----------------------------------------------------------------------------------------------
Research and development                     $  2,100,000          2,100,000          2,100,000
Special operating expenses                        326,000                 --                 --
Selling, general and administrative less       16,368,000         18,965,000         17,921,000
research and development
Percentage increase (decrease)                      (15.4%)              5.8%
Percent of net sales                                 19.4%              20.5%              19.8%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, less research and development and special operating expenses, decreased by 15.4% in 2001 compared to 2000. During 2001 we aggressively reduced expenses including reducing our workforce by approximately 15% through a combination of early retirements and layoffs. We also reduced the hours and salaries for the remaining employees.

Included in these expenses are startup expenses and a net loss of approximately $500,000 from a joint venture. We are using the joint venture to increase sales of our products in the oil and gas industry. We do not have a controlling interest in this company and in 2001 expensed our share of the net loss which included all operational start-up costs.

Selling, general and administrative expenses, less research and development, increased by 5.8% in 2000 compared to 1999. Increased selling expenses resulting from an increased emphasis on customer service and an increase in bad debts primarily due to a UK customer going into receivership were the major reasons for the increase. We took an approximate $660,000 loss for this UK customer's bad debt.

The Company's research and development expense remained at approximately the same level for 2001, 2000 and 1999. The Company continues its commitment to the design and manufacture of new and more efficient hydraulic products. This commitment produces new customers and new applications for the Company's products.

INTEREST EXPENSE increased by approximately $86,000 in 2001 because of the increase in interest bearing debt. The increased expense was partially offset by a decrease in interest rates. The weighted daily average of net borrowings decreased in 2000 causing interest expense to decrease by $113,000 compared to 1999.

INCOME TAX effective rates were 20.0%, 32.0% and 19.9% in 2001, 2000 and 1999, respectively. Changes in the valuation allowance was the principal reason for the fluctuation in effective tax rates. See "Note 8 - Income Taxes" in the Notes to the Consolidated Financial Statements in Item 8 of this report for a reconciliation of the rates.

NET LOSS OF $1,704,000 for 2001 was the result of lower margins caused by the global weak demand for fluid power products, approximately, $973,000 (pre-tax) of special charges and approximately $500,000 (pre-tax) of startup charges for a joint venture to increase sales in the oil and gas industry.

NET EARNINGS decreased in 2000 compared to 1999 by approximately $554,000 primarily due to an approximate increase of $664,000 in the allowance for doubtful receivables as a result of a customer in the UK that went into receivership, as discussed previously.

OUTLOOK

During the first two months of 2002 we have seen some increase in order activity, particularly in Europe. Although we can't predict at this time that the recovery has begun, we hope that we have seen the worst of the current manufacturing recession. The strong U.S. dollar has continued into the first two months of 2002 which will continue to have a negative affect on net sales and gross margins in the European and International segments. However, our leaner cost structure should make us more competitive as the economy recovers and the fluid power industry rebounds. If there is increased demand in the world for capital equipment projects that require fluid power technology, then the Company is ready to supply a superior level of technology required to meet those demands.

INFLATION AND CHANGING PRICES

Oilgear uses the LIFO method of accounting for 74% of its inventories and has reserves for obsolete and slow moving inventory. Assets in the United States and Western Europe account for approximately 91% of the total assets of the Company. These assets are in operation and have been maintained through the years. Management believes that inflation has not significantly distorted the net earnings (loss) reported for the Company. However, because of inflation and the extent to which these assets have been depreciated, management believes that the book value of the Company, stated in historical dollars at $9.05 per share, significantly understates the current and replacement value of the Company's assets.


DISCUSSION OF FINANCIAL POSITION

The Consolidated Balance Sheets present the Company's financial position at year end compared with the previous year end. This financial presentation provides information to assist in assessing factors such as the Company's liquidity and financial resources.

WORKING CAPITAL                2001            2000
---------------------------------------------------
Current assets          $48,095,000     $52,110,000
Current liabilities      21,170,000      19,248,000
Working capital          26,925,000      32,862,000
Current ratio                  2.27            2.71

Working capital decreased by approximately $5,937,000 in 2001 because current assets decreased by approximately $4,015,00 in 2001 and current liabilities increased by approximately $1,922,000 in 2001. The most significant change in current assets in 2001 came from the decrease in costs and estimated earnings in excess of billings on uncompleted contracts ($2,116,000) at December 31, 2001 when compared to 2000. The contracts still open at December 31, 2001 had more favorable billing terms than the open contracts at December 31, 2000. A decrease in trade accounts receivable of approximately $1,591,000 resulted from the decrease in net sales and an improvement in the receivable collections in the Europe segment. An amount owed the Company for the sale of a capital asset was included in other current assets in 2000 and was collected in 2001 causing other current assets to decrease by approximately $255,000 in 2001.

The increases in current liabilities came from an approximate $4,850,000 increase in short-term borrowings at December 31, 2001 to fund current operations and the approximate $1,341,000 increase in billing in excess of costs and estimated earnings on uncompleted contracts at December 31, 2001. These increases were partially offset by decreases to current installments of long-term debt of approximately $560,000 and accrued compensation and employee benefits of approximately $742,000. Accrued compensation and employee benefits decreased because the Company reduced the size of its workforce and the compensation to its remaining employees in addition to not accruing any bonuses in 2001. Also contributing to the offset and caused by the decrease in net sales were decreases in the following: accounts payable by approximately $2,350,000; customer deposits by approximately $293,000; and other accrued expenses by approximately $324,000.

CAPITALIZATION                   2001             2000
------------------------------------------------------
Interest bearing debt     $24,694,000      $23,331,000
Shareholders' equity       17,581,000       31,387,000
Debt and equity            42,275,000       54,718,000
Ratio                            58.4%            42.2%

In 2001, the weakness in the financial equity markets caused a net investment loss of approximately $2,400,000 in Oilgear's defined benefit pension plans. The reduced long-term interest rates in 2001 increased the present value of the future pension benefit obligations by approximately $2,000,000. Under Generally Accepted Accounting Principles, the combination of these events eliminated Oilgear's prepaid pension asset. This reduced "other assets" by approximately $7,500,000 and increased "unfunded employee benefit costs" by approximately $3,000,000, resulting in a decrease in Shareholders' equity of approximately $10,500,000. See Note 9 to the Consolidated Financial Statements for an explanation of the pension assets, liabilities and expense.

Other reasons for the change in Shareholders' equity were the effect of currency rate changes during 2001 causing a $975,000 decrease in shareholders' equity and the net loss in 2001 of approximately $1,704,000.

The Company's common stock is traded on the Nasdaq Stock Market, under the symbol "OLGR".

Oilgear believes it is desirable for its employees to have an ownership interest in the Company. Several programs that are described in Note 9 to the Consolidated Financial Statements support this concept.

The Company did not sell common stock in 2001 and 2000. In 1999, the Company sold 28,245 shares of common stock at a total value of $299,000 to employee and director benefit plans. In December 2000 the Company announced a stock buy back program for a total of 100,000 shares of common stock during the next three years. The Company bought 44,507 and 22,982 shares in 2001 and 2000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

In 2001, the Company amended its bank loan agreement to increase its long-term revolving loan agreement and its short-term credit line. The long-term revolving loan agreement was increased from $14,000,000 to $15,500,000. The Company used this facility to pay off 1,000,000 Pounds Sterling ($1,506,800) borrowed from the same bank. At December 31, 2001, the long-term revolving loan agreement had approximately $1,662,000 of unused borrowings. The long-term revolving loan agreement expires on April 30, 2004. The short-term line was increased from $2,000,000 to $6,000,000 and has $1,000,000 of unused borrowings at December 31, 2001. The short-term line expires on April 30, 2002 and we are working with the bank to extend the line for another year. The interest rate on the first $6,000,000 of these borrowings is fixed at 6.4% The interest rate used on the remaining amount borrowed on the line and revolver is a variable rate based on LIBOR plus 235 additional basis points at present. The interest rate at December 31, 2001 was 4.5%. The additional basis points range from 125 to 300 and the amount is determined by the funded debt to EBITDA ratio. These loans are secured by substantially all of the Company's U.S. assets. The loan agreement contains various covenants that adjust over the term of the agreement. At December 31, 2001, the covenants were as follows: minimum consolidated tangible net worth (defined as consolidated tangible assets minus consolidated liabilities minus adjustments from foreign currency translation, minus network value at certain intangibles and adjustments from minimum pension liability) is equal or greater than $27,000,000; capital expenditures (defined as accumulated depreciation and amortization) is equal to or less than $3,701,000; the ratio of funded debt (generally interest bearing debt) to EBITDA ratio of not greater than 5.25:1.00; consolidated debt (total liabilities on balance sheet) to worth (adjusted consolidated tangible net worth) ratio is not greater than 2.0:1.0; consolidated debt service coverage ratio (defined as (a) the current quarter net income or loss times four plus (interest expense plus deferred income taxes plus depreciation plus amortization of other non-cash expenses) for the year over (b) (principal payments, interest expense, dividends, repurchase of capital stock of the Company) is 1.05:1.00. As of December 31, 2001, the Company was in compliance with all covenants.

At December 31, 2001, the Company had approximately $3,000,000 of unused borrowings under short-term and long-term credit facilities. Interest bearing debt increased by 5.8% ($1,363,000). The cash was used to fund the operating activities and additions to property, plant and equipment. Total debt increased by approximately $1,363,000 in 2001.

Cash provided by operating activities was $1,179,000 in 2001 compared to using $1,027,000 of cash by operating activities in 2000. The main reason for the turn around came from the decrease in the amount of contracts on the percentage-of-completion method of accounting and the increase in the net sales invoiced under those contracts compared to the contracts status at the end of 2001. The aggregate change resulting from these contracts provided $3,442,000 of cash flow in 2001 compared to using $2,381,000 of cash in 2000.

Net property, plant and equipment was $22,701,000 at December 31, 2001 compared to $24,836,000 at December 31, 2000. Capital expenditures in 2001 were $1,771,000 compared to depreciation and amortization of $3,701,000. Capital expenditures in 2000 were $2,539,000 compared to depreciation and amortization of $3,909,000. The Company entered into operating lease agreements for approximately $1,800,000 and $1,750,000 in 2001 and 2000, respectively, primarily for capital equipment most of which were machines and tools for the Fremont and Milwaukee manufacturing facilities.

The Company did not declare or pay a dividend in the third or fourth quarters of 2001. The Company paid dividends of $.07 per share in the first and second quarters of 2001 and in each quarter of 2000.


The Company believes its cash on hand, cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.

Critical accounting policies are those that are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for percentage-of-completion, accounting for allowances for doubtful accounts and accounting for inventory reserves.

Contracts using percentage-of-completion must have estimates of costs to complete each contract. Revenue earned is recorded based on accumulated incurred costs to total estimated costs to perform each contract. Management reviews these estimated costs on a monthly basis and revises costs and income recognized when changes in estimates occur.

Management is required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowance for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: i) customer specific allowances:
ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company's historical experience, for issues not yet identified.

Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in-progress or finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management uses estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

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

         - Factors affecting the economy generally, including the financial and business conditions of the Company's customers, the demand for customers' products and services that utilize the Company products and national and international events such as those of September 11, 2001 and other threats or acts of terrorism.

         - Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of or the value of securities held by the employee benefit plans.

         - Factors affecting the Company's financial performance or condition, including, restrictions or conditions imposed by its lenders, tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

         - The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

         - Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

         - Unanticipated technological developments that result in competitive disadvantage and create the potential for impairment of existing assets.

         - Factors set forth from time to time in reports filed with the SEC.

The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK MANAGEMENT

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British pound sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease accordingly. If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in 2001, the net loss would have increased by approximately $400,000.

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates (see notes 4 and 5 to the Consolidated Financial Statements). A 100 basis point movement in interest rates on floating rate debt outstanding at December 31, 2001 would result in a change in earnings before income taxes of approximately $210,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At December 31, 2001, we had one forward exchange contract for 500,000 Euros against the British pound sterling at a rate of 1.5945 for delivery in October 2002. The exchange rate at December 31, 2001 for the Euro against the British pound sterling was 1.6332 which would have resulted in an approximate a loss of $10,800 if the contract would have been executed on that day .

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

2001                                                           FIRST             SECOND              THIRD              FOURTH
------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $   21,541,000         21,709,000         20,188,000          19,181,000
Net earnings (loss)                                          187,000            141,000         (1,834,000)           (198,000)
Basic earnings (loss) per share of common stock                 0.10               0.07              (0.94)              (0.10)
Diluted earnings (loss) per share of common stock               0.10               0.07              (0.94)              (0.10)
Dividends per share of common stock                             0.07               0.07                 --                  --
Stock price low*                                                7.50               5.87               7.00                6.10

Stock price high*                                               10.50              9.02              9.20                8.61

2000                                                           FIRST             SECOND              THIRD              FOURTH
------------------------------------------------------------------------------------------------------------------------------
Net sales                                             $   24,465,000         22,097,000         22,717,000          23,039,000
Net earnings (loss)                                          539,000            288,000            310,000            (363,000)
Basic earnings (loss) per share of common stock                 0.27               0.15               0.16               (0.18)
Diluted earnings (loss) per share of common stock               0.27               0.15               0.16               (0.18)
Dividends per share of common stock                             0.07               0.07               0.07                0.07
Stock price low*                                                6.69               6.75               8.00                6.75
Stock price high*                                              10.00              11.50              11.50               10.13


*High and low sales prices on the Nasdaq Stock Market.

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY

The Oilgear Company and Subsidiaries, Years ended December 31, 2001, 2000 and
1999

OPERATIONS                                                                2001              2000              1999
------------------------------------------------------------------------------------------------------------------
Net sales (note 2)                                               $  82,619,055        92,318,330        90,709,332
Cost of sales (note 3)                                              63,111,377        68,575,411        67,380,893
Special Costs                                                          647,463                --                --
                                                                 -------------        ----------        ----------
Gross profit                                                        18,860,215        23,742,919        23,328,439
Selling, general and administrative expenses                        18,468,135        21,065,209        20,021,267
Special operating expenses                                             325,955                --                --
                                                                 -------------        ----------        ----------
Operating income                                                        66,125         2,677,710         3,307,172
Interest expense                                                     1,665,798         1,580,043         1,693,455
Other non-operating income, net (note 7)                               214,698           198,716           249,895
                                                                 -------------        ----------        ----------
Earnings (loss) before income taxes and minority interest           (1,384,975)        1,296,383         1,863,612
Income tax expense (note 8)                                            276,637           416,000           370,000
Minority interest                                                       42,199           106,284           165,544
                                                                 -------------        ----------        ----------
Net earnings (loss)                                              $  (1,703,811)          774,099         1,328,068
                                                                 -------------------------------------------------

Basic weighted average outstanding shares                            1,946,599         1,981,236         1,983,456
                                                                 -------------        ----------        ----------
Diluted weighted average outstanding shares                          1,946,599         1,986,330         1,983,736
Basic earnings (loss) per share of common stock                   $      (0.88)             0.39              0.67
                                                                 -------------------------------------------------
Diluted earnings (loss) per share of common stock                 $      (0.88)             0.39              0.67
                                                                 -------------------------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Common stock (note 9):
   Balance at beginning of year                                   $  1,990,783         1,990,783         1,962,538
     Sales to employee and director benefit plans ( 28,245
        in 1999)                                                            --                --            28,245
                                                                 -------------        ----------        ----------
   Balance at end of year                                            1,990,783         1,990,783         1,990,783
                                                                 -------------        ----------        ----------
Capital in excess of par value (note 9):
   Balance at beginning of year                                      9,497,906         9,497,906         9,227,013
     Sales to employee and director benefit plans                           --                --           270,893
                                                                 -------------        ----------        ----------
   Balance at end of year                                            9,497,906         9,497,906         9,497,906
                                                                 -------------        ----------        ----------
Retained earnings (note 9):

   Balance at beginning of year                                     24,020,074        23,794,315        23,027,483
     Net earnings (loss)                                            (1,703,811)          774,099         1,328,068
     Cash dividends declared ($.14 per share in 2001 and $.28
       per share in 2000 and 1999)                                    (271,921)         (554,690)         (557,042)
     Gain (loss) on sale of treasury stock                             (24,233)            6,350            (4,194)
                                                                   -----------       -----------       -----------
   Balance at end of year                                           22,020,109        24,020,074        23,794,315
                                                                   -----------       -----------       -----------
Treasury stock (note 8):
   Balance at beginning of year                                       (128,207)           (8,800)                -
Purchases of 44,507 and 22,982 shares in 2001 and 2000,
     respectively                                                     (396,315)         (189,869)          (29,253)
Sales to employee benefit plans of 10,728, 9,000 and 1,975
     shares in 2001, 2000 and 1999, respectively                        90,708            70,462            20,453
                                                                   -----------       -----------       -----------
   Balance at end of year                                             (433,814)         (128,207)           (8,800)
                                                                   -----------       -----------       -----------
Notes receivable from employees (note 9):
   Balance at beginning of year                                       (187,200)         (223,819)         (193,338)
     Sales under employee stock purchase plan                          (49,725)          (57,313)         (137,500)
     Payments received/forgiven on notes                                91,969            93,932           107,019
                                                                   -----------       -----------       -----------
   Balance at end of year                                             (144,956)         (187,200)         (223,819)
                                                                   -----------       -----------       -----------
Accumulated other comprehensive loss:
   Foreign currency translation adjustment:
     Balance at beginning of year                                   (3,326,735)       (1,902,374)         (456,392)
       Translation adjustment                                         (974,915)       (1,424,361)       (1,445,982)
                                                                   -----------       -----------       -----------
     Balance at end of year                                         (4,301,650)       (3,326,735)       (1,902,374)
                                                                   -----------       -----------       -----------
   Minimum pension liability adjustment:
     Balance at beginning of year                                     (480,000)          (70,000)         (720,000)
       Minimum pension liability adjustment                        (10,567,000)         (410,000)          650,000
                                                                   -----------       -----------       -----------
     Balance at end of year                                        (11,047,000)         (480,000)          (70,000)
                                                                   -----------       -----------       -----------
Total shareholders' equity                                         $17,581,378        31,386,621        33,078,011
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
The Oilgear Company and Subsidiaries, Years ended December 31, 2001 and 2000

ASSETS                                                                               2001            2000
---------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                 $ 4,996,723       5,101,942
    Trade accounts receivable, less allowance for doubtful

      receivables of $212,000 and $932,000 in 2001 and 2000, respectively      17,002,306      18,593,266
    Costs and estimated earnings in excess of billings on uncompleted
    contracts (note 3)                                                            545,691       2,661,252
    Inventories (note 3)                                                       23,910,087      23,829,798
    Prepaid expenses                                                              525,056         554,205
    Other current assets                                                        1,115,213       1,369,592
                                                                              -----------     -----------
Total current assets                                                           48,095,076      52,110,055
                                                                              -----------     -----------
Property, plant and equipment, at cost (notes 4 and 5)
    Land                                                                          894,699         930,515
    Buildings                                                                  11,273,523      11,039,499
    Machinery and equipment                                                    48,485,065      48,377,971
    Drawings, patterns and patents                                              5,099,234       4,776,935
                                                                              -----------     -----------
                                                                               65,752,521      65,124,920
    Less accumulated depreciation and amortization                             43,052,001      40,289,092
                                                                              -----------     -----------
Net property, plant and equipment                                              22,700,520      24,835,828

Other assets (note 9)                                                           1,135,937       7,886,184
                                                                              -----------     -----------
                                                                              $71,931,533      84,832,067
                                                                              ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY                                                      2001              2000
----------------------------------------------------------------------------------------------------------------
Current liabilities:
    Short-term borrowings (note 4)                                                $  5,631,036           780,679
    Current installments of long-term debt (note 5)                                  1,932,328         2,492,294
    Accounts payable                                                                 5,377,339         7,727,439
    Billings in excess of costs and estimated earnings on uncompleted
    contracts (note 3)                                                               1,845,038           503,975
    Customer deposits                                                                1,378,152         1,671,208
    Accrued compensation and employee benefits                                       1,882,457         2,624,581
    Other accrued expenses and income taxes (note 8)                                 3,123,705         3,447,749
                                                                                  ------------      ------------
Total current liabilities                                                           21,170,055        19,247,925
                                                                                  ------------      ------------
Long-term debt, less current installments (note 5)                                  17,130,335        20,058,312
Unfunded employee retirement plan costs (note 9)                                     4,095,945         1,090,000
Unfunded post-retirement health care and life insurance costs (note 9)               9,900,000        10,595,000
Other noncurrent liabilities                                                         1,107,365         1,550,453
                                                                                  ------------      ------------
Total liabilities                                                                   53,403,700        52,541,690
                                                                                  ------------      ------------
Minority interest in consolidated subsidiaries                                         946,455           903,756
Commitments and contingencies (notes 9 and 11)
Shareholders' equity (notes 5 and 9):
    Common stock, par value $1 per share, authorized 4,000,000 shares; issued
      1,990,783 shares in 2001 and 2000; outstanding 1,942,222 and
      1,976,001 shares in 2001 and 2000, respectively                                1,990,783         1,990,783
    Capital in excess of par value                                                   9,497,906         9,497,906
    Retained earnings                                                               22,020,109        24,020,074
                                                                                  ------------      ------------
                                                                                    33,508,798        35,508,763
    Deduct:
      Treasury stock, 48,561 and 14,782 shares in 2001 and 2000, respectively         (433,814)         (128,207)
      Notes receivable from employees for purchase of Company
        common stock                                                                  (144,956)         (187,200)
      Accumulated other comprehensive loss:
        Foreign currency translation adjustment                                     (4,301,650)       (3,326,735)
        Minimum pension liability adjustment (note 9)                              (11,047,000)         (480,000)
                                                                                  ------------      ------------
                                                                                   (15,348,650)       (3,806,735)
                                                                                  ------------      ------------
Total shareholders' equity                                                          17,581,378        31,386,621
                                                                                  ------------      ------------
                                                                                  $ 71,931,533        84,832,067
                                                                                  ============      ============

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

         The Oilgear Company and Subsidiaries, Years ended December 31, 2001, 2000 and 1999

                                                                              2001             2000             1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                                $(1,703,811)         774,099        1,328,068
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                    3,701,070        3,909,180        4,078,318
        Compensation element of sales of common stock and treasury
          stock to employees and employee savings plan                      58,899           63,026           84,527
        Deferred income taxes                                              (20,000)         (77,000)        (225,000)
        Minority interest in net earnings of consolidated
        subsidiaries                                                        42,199          106,284          165,544
        Change in assets and liabilities:
          Trade accounts receivable                                      1,220,640       (1,470,437)        (221,113)
          Inventories                                                     (394,920)      (1,230,165)       4,783,505
          Billings, costs and estimated earnings on uncompleted
          contracts                                                      3,441,730       (2,381,263)       1,222,884
          Prepaid expenses                                                  12,211         (198,344)         (57,962)
          Accounts payable                                              (2,258,424)       1,686,572       (1,290,258)
          Customer deposits                                               (275,176)       1,157,954       (1,599,581)
          Accrued compensation                                            (679,352)          93,224          713,789
          Other, net                                                    (1,965,676)      (3,460,057)       1,149,809
                                                                       -----------      -----------      -----------
Net cash provided by (used in) operating activities                    $ 1,179,390       (1,026,927)      10,132,530
Cash flows used by investing activities:
    Additions to property, plant and equipment                          (1,770,954)      (2,538,558)      (1,760,946)
                                                                       -----------      -----------      -----------
Net cash used by investing activities                                  $(1,770,954)      (2,538,558)      (1,760,946)
                                                                       -----------      -----------      -----------
Cash flows provided (used) by financing activities:
    Net borrowings under line of credit agreements                       4,862,847          650,745           17,487
    Repayment of long-term debt                                         (3,915,025)      (1,982,352)      (5,836,257)
    Proceeds from issuance of long-term debt                               473,413        3,935,317               --
    Restricted cash used for capital expenditures                               --          555,235          802,529
    Dividends paid                                                        (271,921)        (554,690)        (557,042)
    Purchase of treasury stock                                            (396,315)        (189,869)         (29,253)
    Proceeds from sale of treasury stock                                        --               --           16,259
    Proceeds from sale of common stock                                          --               --          124,441
    Payments received on notes receivable from employees                    49,818           50,406           59,692
                                                                       -----------      -----------      -----------
Net cash provided (used) by financing activities                       $   802,817        2,464,792       (5,402,144)
                                                                       -----------      -----------      -----------
Effect of exchange rate changes on cash and cash equivalents           $  (316,472)        (495,817)        (329,518)
                                                                       -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                      (105,219)      (1,596,510)       2,639,922
Cash and cash equivalents:
    At beginning of year                                                 5,101,942        6,698,452        4,058,530
                                                                       -----------      -----------      -----------
    At end of year                                                     $ 4,996,723        5,101,942        6,698,452
                                                                       ===========      ===========      ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                         $ 1,704,170        1,460,629        1,663,570
      Income taxes                                                     $   390,036          482,501            6,448

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

The Oilgear Company and Subsidiaries, years ended December 31, 2001, 2000 and 1999.

                                                     2001              2000             1999
------------------------------------------------------------------------------------------------
Net earnings (loss)                             $ (1,703,811)          774,099         1,328,068
Other comprehensive income (loss):
    Foreign currency translation adjustment         (974,915)       (1,424,361)       (1,445,982)
    Minimum pension liability adjustment         (10,567,000)         (410,000)          650,000
                                                -------------     -------------    -------------
Total comprehensive income (loss)               $(13,245,726)       (1,060,262)          532,086
                                                =============     =============    =============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Oilgear Company and Subsidiaries, Years ended December 31, 2001, 2000 and
1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) CONSOLIDATION

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of The Oilgear Company and its subsidiaries (Company), including three joint ventures (two in India in which the Company has a 51% interest and one in Taiwan in which the Company has a 58% interest). All significant intercompany balances and transactions have been eliminated in consolidation.

(b) FOREIGN CURRENCY TRANSLATION

         Substantially all assets and liabilities of foreign subsidiaries are translated at the exchange rate prevailing at the balance sheet date and substantially all income and expense accounts are translated at the weighted average exchange rate during the year. Translation adjustments are not included in determining net earnings (loss), but are a component of accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net earnings (loss).

(c) CASH

EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $611,000 and $1,035,000 at December 31, 2001 and 2000, respectively, and consisted primarily of money market funds, commercial paper and short-term U.S. Government securities.

(d) INVENTORIES

         Inventories are stated at the lower of cost or market. Cost has been calculated on the last-in, first-out (LIFO) method for the majority of the domestic inventories. For the balance of inventories, cost has been calculated under the first-in, first-out (FIFO) or average actual cost methods. Market means current replacement cost not to exceed net realizable value. Reserves for obsolete and slow moving inventory are charged to cost of sales.

(e) PROPERTY, AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 20 to 40 years for buildings, 5 to 15 years for machinery and equipment and 5 to 17 years for drawings, patterns and patents.

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(f) REVENUE RECOGNITION

         The Company recognizes revenue on engineered construction contracts on the percentage-of-completion method. Revenue earned is recorded based on the percentage of costs incurred to internal engineering estimates of total costs to perform each contract. Contract costs include all direct material, labor, and those indirect costs related to contract performance. Changes in performance, conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Losses are recognized at the time a loss is projected. Revenue is recognized on sales of products other than percentage-of-completion contracts upon shipment to the customer, which is when the risk of ownership passes.

(g) STOCK OPTION PLAN

         The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the stock option.

(h) FOREIGN CURRENCY EXCHANGE CONTRACTS

         Financial Instruments -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this standard on January 1, 2001. The adoption of this standard did not have a material effect on the Company's balance sheet or statement of earnings.

         Derivative financial instruments are used by the Company principally in the management of its foreign currency exposure. The Company periodically enters into forward foreign exchange contracts to hedge the risk from changes in fair value to unrecognized firm purchase commitments. These firm commitments generally require the Company to exchange U.S. dollars for foreign currencies. The Company does not hold or issue derivative financial instruments for trading purposes. At December 31, 2001, the Company has one financial contract outstanding to purchase 500,000 Euro ($445,750) at a total price of 313,578 UK Pounds Sterling ($456,569). Based upon current exchange rates, there is no significant gain or loss on the outstanding contract.

(i) INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings (loss) in the period that includes the enactment date.

(j) RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Total research and development expense was approximately $2,100,000 in each of 2001, 2000 and 1999.

(k) USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(l) EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic EPS does not consider common stock equivalents. Diluted EPS reflects the dilution that would occur if common shares that participated in the net earnings of the Company were issued upon the exercise of dilutive employee stock options. The computation of diluted EPS uses the "if converted" and "treasury stock" methods to reflect dilution.

         The weighted-average number of shares outstanding used in calculating basic EPS was 1,946,599 in 2001, 1,981,236 in 2000, and 1,983,456 in 1999. The
weighted-average number of shares outstanding used in calculating diluted EPS was 1,946,599 in 2001, 1,986,330 in 2000, and 1,983,736 in 1999. The difference between the number of shares used in the two calculations for

2000 and 1999 is due to assumed exercise of employee stock options where the exercise price is less than the market price of the underlying stock. No impact is reflected in 2001 because the assumption would be anti-dilutive.

(M) NEW ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and, after its adoption, SFAS 144.

         The Company adopted the provisions of SFAS 141 as of July 1, 2001 and SFAS 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment using the guidance contained in SFAS 121 prior to the full adoption of SFAS 142.

         Upon adoption of SFAS 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As of December 31, 2001, the Company has unamortized goodwill in the amount of $145,113, all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $4,031 for the year ended December 31, 2001. The Company does not expect the impact of the adoption of the Statements to have a material effect on the financial statements, nor does it expect to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This Statement supersedes SFAS 121 yet retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required to adopt SFAS 144 on January 1, 2002. The impact of the adoption of SFAS 144 is not expected to have a material effect on the financial statements or operations of the Company.

(N) RECLASSIFICATIONS

         Certain amounts as originally reported in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

(2) BUSINESS DESCRIPTION AND OPERATIONS

         The Company manages its operations in three reportable segments based upon geographic area. Domestic is the United States, Canada and certain exports serviced directly by the domestic factories. European is Europe and International is Asia, Latin America, Australia and most of Africa.

         The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components and electronic controls. The Company's global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Our piston pumps, motors, valves, controls, manifolds, electronics and components, cylinders, reservoirs, skids, meters. Industries that use these products include primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance applications. The Company's supports a responsive, high quality aftermarket sales and flexible rebuilding services which include exchange, factory rebuild and field repair service, along with customer education.

         The accounting policies of the segments are the same as those of the Company as described in note 1, except that segment financial information is presented on a basis that is consistent with the manner in which the Company disaggregates financial information for internal review and decision-making. Segment net sales are attributed to the subsidiary from which the product is sold. In computing operating income by segment, no allocations of corporate expenses, research and development costs (R&D), interest expense, non-operating income, income taxes or minority interest have been made. Identifiable assets of the European and International segments are those assets related to the operations of the applicable subsidiaries. Domestic assets consist of all other operating assets of the Company except for corporate assets, which are principally assets used in the Company's research and development facilities.


Geographic segment information is as follows:


SALES TO UNAFFILIATED                    2001             2000             1999
CUSTOMERS
--------------------------------------------------------------------------------
Domestic                         $ 49,582,000       55,289,000       51,726,000
European                           21,703,000       24,222,000       28,752,000
International                      11,334,000       12,807,000       10,231,000
--------------------------------------------------------------------------------
Total                            $ 82,619,000       92,318,000       90,709,000

INTERSEGMENT SALES
--------------------------------------------------------------------------------
Domestic                            6,828,000        7,282,000        7,515,000
European                            1,053,000        1,561,000        1,213,000

OPERATING INCOME
--------------------------------------------------------------------------------
Domestic                         $  1,713,000        3,198,000        3,089,000
European                              181,000          860,000        1,891,000
International                         648,000        1,234,000          987,000
Corporate expenses,                (2,476,000)      (2,614,000)      (2,660,000)
including R&D
--------------------------------------------------------------------------------
Total                            $     66,000        2,678,000        3,307,000

IDENTIFIABLE ASSETS
--------------------------------------------------------------------------------
Domestic                         $ 40,886,000       51,103,000       49,407,000
European                           22,719,000       25,627,000       24,571,000
International                       6,481,000        6,323,000        5,779,000
Corporate                           1,846,000        1,779,000        1,608,000
--------------------------------------------------------------------------------
Total                            $ 71,932,000       84,832,000       81,365,000

DEPRECIATION AND AMORTIZATION
--------------------------------------------------------------------------------
Domestic                         $  2,753,000        2,888,000        2,939,000
European                              559,000          653,000          828,000
International                         119,000          126,000           77,000
Corporate                             270,000          242,000          234,000
--------------------------------------------------------------------------------
Total                            $  3,701,000        3,909,000        4,078,000

CAPITAL EXPENDITURES
--------------------------------------------------------------------------------
Domestic                         $    454,000        1,231,000          574,000
European                              848,000          516,000          604,000
International                         132,000          379,000          174,000
Corporate                             337,000          413,000          409,000
--------------------------------------------------------------------------------
Total                            $  1,771,000        2,539,000        1,761,000


NET SALES BY COUNTRY
--------------------------------------------------------------------------------
United States                    $ 44,946,000       48,116,000       46,800,000
Other                              37,673,000       44,202,000       43,909,000
Net sales                        $ 82,619,000       92,318,000       90,709,000

NET SALES BY ACCOUNTING
METHOD
--------------------------------------------------------------------------------
Contracts using the              $ 21,584,000       19,388,000       11,158,000
percentage-of-completion

Contracts using the                61,035,000       72,930,000       79,551,000
completed contracts method
--------------------------------------------------------------------------------
Net sales                        $ 82,619,000       92,318,000       90,709,000


(3) INVENTORIES

Inventories at December 31, 2001 and 2000 consist of the following:


                             2001               2000
                             ----               ----
Raw materials        $  2,717,478          2,811,283
Work in process        18,631,086         18,652,886
Finished goods          4,179,523          3,868,629
                     ------------       ------------
                       25,528,087         25,332,798
LIFO reserve           (1,618,000)        (1,503,000)
                     ------------       ------------
Total                $ 23,910,087         23,829,798
                                        ------------

         Inventories, stated on the LIFO basis, including amounts allocated to uncompleted contracts, are valued at $17,637,000 and $16,935,000 at December 31, 2001 and 2000, respectively. The remaining inventory is stated on the FIFO or average cost basis.

         During 2001, 2000 and 1999, LIFO inventory layers were reduced. These reductions resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $505,000, $490,000 and $850,000 below the amount that would have resulted from replacing the inventory at prices in effect at December 31, 2001, 2000 and 1999, respectively.

         A summary of costs and estimated earnings on uncompleted contracts at December 31, 2001 and 2000 is as follows:

                                                      2001              2000
                                                      ----              ----
Costs incurred                                 $ 5,246,088         6,767,179
Estimated earnings thereon                       1,219,775         2,978,800
                                               -----------         ---------
                                                 6,465,863         9,745,979
Less billings to date                           (7,765,210)       (7,588,702)
                                               -----------         ---------
                                                (1,299,347)        2,157,277
                                               ===========         =========

Costs and estimated earnings in excess of          545,691         2,661,252
billings on uncompleted contracts
                                               -----------         ---------
Billings in excess of costs and estimated       (1,845,038)         (503,975)
earnings on uncompleted contracts
                                               -----------         ---------
                                                (1,299,347)        2,157,277
                                               ===========         =========

(4) SHORT-TERM BORROWINGS

         Each of the Company's two joint ventures in India have a $200,000 bank line of credit. Short-term borrowings under these lines of credit amounted to approximately $380,000 and $290,000 at December 31, 2001 and 2000, respectively. Current borrowings under these lines of credit bear interest at 16.0% as of December 31, 2001. The Indian joint ventures had $48,000 and $105,000 of export receivables at December 31, 2001 and 2000, respectively, that were discounted with a bank and secured by current assets of the Indian joint venture. The Company also has a $500,000 European line of credit that bears interest at the bank's base rate plus 2% (7.8% as of December 31, 2001). Short-term borrowings under this line of credit amounted to approximately $203,000 and $385,000 at December 31, 2001 and 2000, respectively. These lines of credit are collateralized by substantially all assets of the applicable Indian joint ventures and European subsidiaries, respectively.

         The Company has a $6,000,000 line of credit in the United States which is available through April 2002. Short-term borrowings under this line of credit amounted to $5,000,000 at December 31, 2001 and zero at December 31, 2000. The interest rate on this line is calculated at LIBOR plus 2.35% (4.5% at December 31, 2001). This line of credit is collateralized by substantially all domestic property, plant and equipment.


(5) LONG-TERM DEBT


LONG-TERM DEBT CONSISTED OF THE FOLLOWING:                                2001             2000
                                                                          ----             ----
REVOLVING LOAN AGREEMENT                                           $13,838,410       13,364,998
Industrial Revenue Bonds                                             2,400,000        2,800,000
Notes payable to banks                                               2,045,900        4,824,200
Note payable to a municipality, due in monthly installments
through January  2006 at 4.2% per annum
                                                                       229,871          280,342
Mortgage notes of German subsidiary, payable in
Deutsche Marks and due in annual installments
through 2007 at interest rates ranging from 4.8% to
7.6% per annum
                                                                       257,143          690,533

Mortgage notes of French subsidiary, payable in French Francs           17,044           53,917
and due in quarterly installments through 2002 at 9.2% and
9.8% per annum
Capital leases                                                         274,295          536,616
                                                                   -----------      -----------
                                                                    19,062,663       22,550,606
Less current installments                                            1,932,328        2,492,294
                                                                   -----------      -----------
Long-term debt, less current installments                          $17,130,335       20,058,312
                                                                   -----------      -----------

         The Revolving Loan Agreement, as amended in June 2001, was increased by $1,500,000 to provide for borrowings up to $15,500,000 through April 2004. The increase was used to pay off the 1,000,000 Pounds Sterling loan ($1,506,800) which was included in notes payable to banks at December 31, 2000. The interest rate is calculated at LIBOR plus 2.35% (4.5% at December 31, 2001). The premium above LIBOR (ranging between 1.0% and 3.00%) is determined by the ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

         Under the Revolving Loan Agreement, the Company is required to pay a commitment fee of .375 of 1% per annum on the unused portion of the revolving loan agreement based on the April 2004 commitment of $15,500,000.

         The Industrial Revenue Bonds were issued in October 1997 under a capital lease agreement between the County of Dodge, Nebraska and the Company to cover the expansion of the Fremont manufacturing facility and acquisitions of related machine tools. The bonds are remarketed weekly and bear interest at a market rate. The average effective rate in 2001 was 2.8%. The lease of the Fremont facility requires annual rental amortization payments of $400,000 plus interest through October 2007. The Company has the option to purchase the property during the lease period, and upon termination of the lease the Company will obtain title to the property. The Industrial Revenue Bonds are collateralized by the property and equipment purchased from the bond proceeds. The bond payments are guaranteed by a bank letter of credit that has an annual cost of .75% of the outstanding principal balance of the bonds.

         The Company has a five- year note payable to a bank bearing interest at 6.6% with monthly payments of $100,000 plus interest through May 2003. The balance at December 31, 2001 and 2000 was $1,700,000 and $2,900,000,
respectively.

         The Company also has a note payable to another bank of approximately $345,900, and $431,100 at December 31, 2001 and 2000, respectively. This note bears interest at 7.5% and is payable in monthly installments of $7,100 plus interest through January 2006.

         All borrowings under the Revolving Loan Agreement and notes payable to banks and municipality are collateralized by substantially all domestic assets.

         Covenants in connection with long-term debt provide for, among other things, a specified minimum level of consolidated net worth and working capital and limitations on additional long-term debt and capital expenditures. The Company was in compliance with all covenants at December 31, 2001.

         Aggregate annual principal payments for long-term debt maturing during the next five years, including capital leases, are: 2002 - $1,932,328; 2003 - $1,291,889; 2004 - $14,456,586; 2005- $571,938; 2006 - $409,922 and thereafter -
$400,000.


(6) LEASES

         The Company has non-cancelable operating leases, primarily for automobiles, equipment, and sales facilities. Rent expense for operating leases during 2001, 2000 and 1999 was $2,476,000, $2,389,000 and $2,047,000,
respectively.

         Future minimum lease payments under non-cancelable operating leases for each of the next five years are: 2002 - $2,499,000; 2003 - $2,180,000; 2004 -
$1,936,000; 2005 - $1,652,000; 2006- $1,107,000 and thereafter- $786,000.


(7) OTHER NON-OPERATING INCOME, NET

           Non-operating income consists of the following:

                                               2001          2000           1999
Interest income                            $117,005       160,443        216,906
Foreign currency exchange gain (loss)        19,534       (26,807)      (222,309)
Miscellaneous, net                           78,159        65,080        255,298
                                           $214,698       198,716        249,895

(8) INCOME TAXES

Income tax expense (benefit) attributable to earnings (loss) before income taxes and minority interest consists of:

                                                       2001            2000            1999
                                                       ----            ----            ----
Current:
  Federal                                         $      --              --              --
  State                                              20,000          65,000          65,000
  Foreign                                           276,637         428,000         530,000
                                                  ---------         -------         -------
                                                    296,637         493,000         595,000
Deferred                                            (20,000)        (77,000)       (225,000)
                                                  ---------         -------         -------
Total                                             $ 276,637         416,000         370,000
                                                  =========         =======         =======

The expected income tax rate based on the U.S. statutory rate of 34% differs from the effective income tax rate as follows:

                                                       2001            2000            1999
                                                       ----            ----            ----
Computed "expected" income tax rate                   (34.0%)           34.0%            34.0%
State taxes (net of federal income
  tax benefit)                                          1.0              3.3              2.3


Change in balance of valuation
  allowance allocated to
  income tax expense                                   47.7            (18.4)           (14.5)
Unremitted foreign earnings and
  foreign tax rate differential                         7.1             12.2             (3.2)


Other items, net                                       (1.8)              .9              1.3
                                                  ---------          -------          -------
Effective income tax rate                              20.0%            32.0%            19.9%
                                                  =========          =======          =======

The significant components of deferred income tax expense (benefit) attributable to earnings (loss) before income taxes and minority interest are as follows:

                                                       2001            2000            1999
                                                       ----            ----            ----
Deferred tax expense (benefit) (exclusive of
  the effects of other components
  listed below                                    ($770,000)        161,000          46,000
Effects of adjustments in the beginning
  of year valuation allowance                       750,000        (238,000)       (271,000)
                                                    -------        --------        --------
                                                  ($ 20,000)        (77,000)       (225,000)
                                                  =========         =======        ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                  2001               2000
                                                  ----               ----
Deferred tax assets:
  Accounts receivable                     $     60,000            100,000
  Compensation                                 526,000            734,000
  Warranty reserve                              54,000            114,000
  Employee benefits accruals                 6,851,000          2,123,000
  Tax credit carryforwards                   1,385,000          1,070,000
  Net operating loss carryforwards           2,710,000          1,563,000
                                          ------------          ---------
Total gross deferred tax assets             11,586,000          5,704,000
Less valuation allowance                     6,911,000            759,000
                                          ------------          ---------
Net deferred tax assets                      4,675,000          4,945,000
                                          ------------          ---------
Deferred tax liabilities:
  Depreciation                               3,974,000          4,444,000
  Inventories                                  680,000            594,000
  Other                                        115,000             21,000
                                          ------------          ---------
Total gross deferred tax liabilities         4,769,000          5,059,000
Net deferred tax liability                     (94,000)          (114,000)
                                          ============          =========

         The valuation allowance for deferred tax assets as of January 1, 2000 was $733,000. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $6,152,000 and $26,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         A portion of the valuation allowance for the year ending December 31, 2001 relates to a deferred tax asset on amounts in shareholders' equity. This amount totals $5,838,000 for 2001. The change in valuation allowance with no income statement impact is $5,402,000.

         At December 31, 2001 the Company has a U.S. general business tax credit carryforward of approximately $750,000 and an AMT tax credit carryforward of approximately $500,000. The U.S. business tax credits expire in 2001 through 2016 and the AMT tax credits may be carried forward indefinitely. The Company also has a tax operating loss carryforward applicable to a foreign subsidiary of approximately $2,150,000 which can be carried forward indefinitely and a U.S. regular tax operating loss carryforward of approximately $5,000,000 which can be carried forward for 20 years. The Company also has an AMT tax operating loss carryforward of approximately $5,400,000.

         The unremitted earnings of the Company's foreign subsidiaries, on which income taxes have not been provided, are considered permanently invested and aggregated approximately $10,500,000 at December 31, 2001.


(9) EMPLOYEE BENEFIT PLANS

(a) PENSION PLANS

         The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee's compensation during the last ten years prior to retirement. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. The Company's policy is to fund pension costs to conform to the Employee Retirement Income Security Act of 1974.

         Unfunded employee retirement plan costs reflect the excess of the unfunded accumulated benefit obligation over accrued pension cost. This is reflected as an adjustment to accumulated other comprehensive income (loss) in shareholders' equity. Plan assets are primarily invested in The Oilgear Company common stock (115,617 shares at December 31, 2001 and 2000), money market, equity and long-term bond mutual funds. Data relative to 2001 and 2000 is as follows:

FUNDED STATUS                                                                     2001               2000
                                                                                  ----               ----
Accumulated benefit obligation including vested benefits                  ($22,700,000)       (22,000,000)
Excess of projected benefit obligation over accumulated benefit
obligation                                                                  (3,000,000)        (1,000,000)
                                                                          ------------        -----------
Projected benefit obligation                                               (25,700,000)       (23,000,000)
Plan assets at fair value                                                   18,600,000         21,100,000
                                                                          ------------        -----------
Projected benefit obligation in excess of plan assets                       (7,100,000)        (1,900,000)
Unrecognized net transition liability being recognized over 15 years                --            100,000
Unrecognized prior service cost                                               (500,000)          (500,000)
Unrecognized net loss from past experience, experience different
from that assumed and effects of changes in assumptions                     15,000,000          8,600,000
                                                                          ------------        -----------
Prepaid pension cost, included in other assets                                      --          6,300,000
Adjustment for additional minimum liability, reflected as unfunded employee retirement plan costs
                                                                            (4,100,000)        (1,090,000)
                                                                          ------------        -----------
Total prepaid (accrued) pension cost                                      $ (4,100,000)         5,210,000

Change in Plan Assets                                                             2001               2000
                                                                                  ----               ----
Fair value of plan assets at beginning of year                            $ 21,100,000         18,500,000
ACTUAL RETURN ON PLAN ASSETS                                                (2,500,000)           700,000
 Employer contributions                                                      1,800,000          3,500,000
    Benefits paid                                                           (1,600,000)        (1,500,000)
    Administrative expenses                                                   (200,000)          (200,000)
    Transfer from Stock Retirement Plan                                             --            100,000
                                                                          ------------        -----------
Fair value of plan assets at end of year                                  $ 18,600,000         21,100,000
                                                                          ------------        -----------

Change in Projected Benefit Obligation                         2001               2000
                                                               ----               ----
Projected benefit obligation at beginning of year      ($23,000,000)       (21,000,000)
Service cost                                               (400,000)          (400,000)
Interest cost                                            (1,800,000)        (1,700,000)
Benefits paid                                             1,600,000          1,500,000
Actuarial loss                                           (2,100,000)        (1,300,000)
Transfer from Stock Retirement Plan                              --           (100,000)
                                                       ------------        -----------
Projected benefit obligation at end of year            ($25,700,000)       (23,000,000)
                                                       ------------        -----------

Net pension expense under these plans for the year is comprised of the following:

                                                             2001              2000              1999
                                                      -----------       -----------       -----------
Service cost                                          $   400,000           400,000           500,000
Interest cost on projected benefit obligation           1,800,000         1,700,000         1,500,000
Expected return on plan assets                         (2,000,000)       (1,800,000)       (1,800,000)
Net amortization                                          500,000           300,000           400,000
                                                      -----------       -----------       -----------
Net pension expense                                   $   700,000           600,000           600,000
                                                      ===========       ===========       ===========

The actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 7.75% in 2001 and 8.25% in 2000 and 1999 and a rate of increase in compensation levels (as applicable) of 3%, offset by projected payments from the Stock Retirement Plan as outlined in the plan's provisions. The expected long-term rate of return used to measure plan assets was 10% in 2001, 2000 and 1999, and the expected rate of return on the assets in the Stock Retirement Plan was 2.6% in 2001 and 9.5% in 2000 and 1999.

The Company has a pension plan (UK Plan) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. The provisions of the UK Plan provide for vesting after six months of continuous employment and employee contributions equal to 6% of salary. At the most recent actuarial determination date, April 1998, the pension plan data comprised the following:

Actuarial present value of vested accumulated plan benefits          $ 8,600,000

Market value of net assets available for benefits                    $11,800,000

         Pension expense for the UK Plan was $275,000, $296,000 and $311,000 in 2001, 2000 and 1999, respectively.

         The Stock Retirement Plan is a defined contribution plan covering substantially all domestic salaried employees. The Stock Retirement Plan is noncontributory and provides for discretionary Company contributions based on a percentage of defined earnings of eligible employees. No contributions were made to the Stock Retirement Plan in 2001, 2000 or 1999. The Stock Retirement Plan owned 419,538 and 430,401 shares of the Company's common stock as of December 31, 2001 and 2000, respectively. Certain benefits payable under the Stock Retirement Plan serve to reduce benefits payable under the non-contributory defined benefit retirement plan referred to above.


(b) EMPLOYEE SAVINGS PLANS

         The Company has an employee savings plan (Savings Plan), under which eligible domestic salaried employees may elect, through payroll deduction, to defer from 1% to 15% of their base salary, subject to certain limitations, on a pretax basis. The Company contributes an additional 50% of the minimum 2% contribution and 25% of any additional contribution up to 3% above the minimum contribution. Contributions are placed in trust for investment in defined funds, including a stock fund for investment in common stock of the Company. The Savings Plan trustee may purchase for the stock fund the Company's common stock, subject to certain limitations, at a price equal to 80% of the previous month's average low bid price. This discount is considered an additional Company contribution to the Savings Plan in the year of purchase.

         The amounts charged to expense under the Savings Plan, including the stock discount, were $285,000, $327,000 and $308,000 in 2001, 2000 and 1999, respectively. The Savings Plan owned 409,838 and 409,097 shares of the Company's common stock as of December 31, 2001 and 2000, respectively.

         The Company also has the Oilgear Milwaukee Shop Savings Plan, under which eligible domestic collective bargaining unit employees may elect, through payroll deductions, to defer from 1% to 15% of their earnings, subject to certain limitations, on a pretax basis. The Company contributes an additional 10% on the first 5% of employee contributions. Contributions are placed in trust for investments in defined funds. The amounts charged to expense were approximately $18,000, $19,000 and $14,000 in 2001, 2000 and 1999, respectively.

         The Company has a savings plan called the Group Personal Pension Plan (the Plan) for the United Kingdom permanent employees who are between 20 and 60 years old and have at least three months of service. The minimum contribution requirement for employees joining the Plan is a gross contribution of 4% of base salary. The maximum contribution is set by the Inland Revenue and depends on the participant's age. The maximum contribution for employees up to age 35 is 17.5% of total compensation (inclusive of the Company's contribution), rising to 20.0% for participant's between ages 36 and 45, 25.0% at ages 46 to 50, 30.0% at ages 51 to 55, 35.0% between 56 and 60 and 40.0% at age 61 or more. The Company pays an amount equal to 4.0% of base salary on March 6 of each year. The Company also pays the whole cost of the death benefit (two and one half times a participant's base salary) provided under the plan. The expense for this Plan was $17,000, $16,000 and $22,000 in 2001, 2000 and 1999, respectively.


(c) EMPLOYEE STOCK PURCHASE PLAN

         The Company has a key employee stock purchase plan under which shares of common stock may be sold to key employees under restricted sales agreements. The shares are sold at the market price at the time of the sale. One-half of the purchase price is payable under 5% promissory note over a three-year period. The Company forgives the last remaining portion of the purchase price over a three-year period, beginning the year in which the first half is repaid, if employment has continued. The anticipated compensation element of the shares sold, represented by the potential forgiveness of the last one-half of the purchase price is charged to operations on the straight-line basis over the life of the related note. The amounts charged to operations were $42,000, $44,000 and $53,000 in 2001, 2000 and 1999, respectively.

(d) STOCK OPTION PLAN

         The Oilgear Company 1992 Stock Option Plan (Option Plan) provides for the issuance of both incentive stock options and nonqualified stock options to purchase up to 150,000 shares of common stock. Eligibility for participation in the Option Plan is determined by the Compensation Committee of the Board of Directors (Committee). The exercise price of the options is determined by the Committee, but must be greater than or equal to the fair market value of the Company's common stock when the option is granted. All stock options have five-year terms and vest incrementally, becoming fully exercisable after three years from the date of grant. The Committee establishes the period or periods of time within which the option may be exercised within the parameters of the Option Plan document.

         A summary of stock option activity related to the Company's plan is as follows:

                                                         Number of shares        WEIGHTED AVERAGE
                                                                                  PRICE PER SHARE
Outstanding at December 31, 1998                                   57,742                   $12.31
Granted                                                            31,000                    $7.68
Exercised                                                               -                        -
Canceled and available for reissue                                (1,112)                   $14.78
                                                                 --------                   ------
Outstanding at December 31, 1999                                   87,630                   $10.76
Granted                                                            30,500                    $7.13
Exercised                                                               -                        -
Canceled and available for reissue                               (14,701)                   $11.56
                                                                 --------                   ------
Outstanding at December 31, 2000                                  103,429                    $9.46
Granted                                                            22,828                    $9.03
Exercised                                                         (3,128)                    $7.32
Canceled and available for reissue                               (22,061)                    $9.17
                                                                 --------                   ------
Outstanding at December 31, 2001                                  101,068                    $9.49

Range of exercise prices of options outstanding at
December 31, 2001                                                      --           $7.00 - $18.00

Options available for grant at December 31, 2001                      212

Other information regarding the Company's stock option plan is as follows:


                                                      2001             2000            1999
                                                     -------          ------          ------
Options exercisable at end of year                    55,819          56,378          47,083
                                                     -------          ------          ------
Weighted-average exercise price of exercisable
options                                              $ 10.57           11.12           12.00
                                                     -------          ------          ------
Weighted-average fair value of options granted
during year                                             1.73            1.27            1.39
                                                     -------          ------          ------

         At December 31, 2001, the weighted-average remaining contractual lives of stock options outstanding is approximately 2.5 years.

         Had compensation cost for the Company's stock options been recognized using the fair value method, the Company's pro forma operating results would have been as follows:

                                                   2001         2000          1999
                                                   ----         ----          ----
Net earnings (loss) reported               $ (1,703,811)     774,099     1,328,068
                                           ------------      -------     ---------
Pro forma net earnings (loss)              $ (1,739,826)     737,049     1,306,552
                                           ------------      -------     ---------
Pro forma basic net earnings (loss)                (.89)         .37           .66
per share
                                           ------------      -------     ---------
Pro forma diluted net earnings (loss)              (.89)         .37           .66
per share
                                           ------------      -------     ---------

The fair value of the Company's stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: 2001- expected volatility of 23% and expected dividend yield of 2%; 2000- expected volatility of 23% and expected dividend yield of 3%; 1999- expected volatility of 24% and expected dividend yield of 4%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company's common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

(E) DIRECTORS' STOCK PLAN

         The Oilgear Company Directors' Stock Plan provides for directors of Oilgear, eligible to receive directors' fees, to receive Oilgear common stock in lieu of all or part of their directors' fees. There are 15,000 shares authorized for issuance under the plan of which 2,500 shares were issued in 2001 and 2,000 shares were issued in 2000 and 1999. As of December 31, 2001, 1,625 shares remain available for issuance.

(F) POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

         In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired domestic employees. All non-bargaining unit domestic employees who were eligible to receive retiree health care benefits as of December 31, 1991 are eligible to receive a health care credit based upon a defined formula or a percentage multiplied by the Medicare eligible premium. Non-bargaining unit domestic employees hired subsequent to, or ineligible at December 31, 1991, will receive no future retiree health care benefits. Beginning February 22, 1996, active bargaining unit domestic employees are provided retiree health care benefits up to the amount of credits each employee accumulates during his or her employment with the Company. All bargaining unit domestic retirees after February 22, 1996 are provided retiree health care benefits in accordance with the employment agreement at the time of their retirement. Employees terminating their employment prior to normal retirement age forfeit their rights, if any, to receive health care and life insurance benefits.

         The post-retirement health care and life insurance benefits are 100% funded by the Company on a pay as you go basis. There are no assets in these plans.

         The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 2001 and 2000:

                                                                                 2001              2000
                                                                                 ----              ----
Accumulated post-retirement benefit obligation                               ($6,450,000)       (7,720,000)
Plan assets-fair value                                                                --                --
                                                                             -----------       -----------
Accumulated post-retirement benefit obligation in excess of plan assets       (6,450,000)       (7,720,000)
Unrecognized prior service cost                                                 (250,000)         (350,000)
Unrecognized net gain                                                         (3,200,000)       (2,525,000)
                                                                             -----------       -----------
Net amount recognized                                                         (9,900,000)      (10,595,000)
                                                                             -----------       -----------

         The following table presents the plan's changes in accumulated post-retirement benefit obligation.

                                                                            2001             2000
                                                                            ----             ----
Accumulated post-retirement benefit in excess of plan assets at       (7,720,000)      (7,621,000)
beginning of year
  Service cost                                                           (61,000)         (79,000)
  Interest cost                                                         (456,000)        (587,000)
  Benefits paid                                                          485,000          567,000
  Actuarial gain                                                       1,090,000               --
  Curtailments and Settlements                                           212,000               --
                                                                      ----------       ----------
Accumulated post-retirement benefit obligation in excess of plan
assets at end of year                                                 (6,450,000)      (7,720,000)
                                                                      ----------       ----------

Net periodic post-retirement benefit cost includes the following components:

                                                    2001            2000            1999
                                                    ----            ----            ----
Service cost                                   $  61,000          79,000          95,000
Interest cost                                    456,000         587,000         578,000
Net amortization and deferral                   (442,000)       (313,000)       (230,000)
                                               ---------        --------        --------
Net periodic post-retirement benefit cost      $  75,000         353,000         443,000
                                               ---------        --------        --------


For measurement purposes, the following health care cost assumptions were made:

         For all retiree and active groups, health care costs increase at a rate of 12.0% in 2002, grading down to a rate of 4.5% in year 2008 and thereafter.

         The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2001 by $125,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2001 by $10,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2001 by $141,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2001 by $11,000. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 8.0% at December 31, 2001, 2000 and 1999.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

         THE FOLLOWING METHODS AND ASSUMPTIONS WERE USED BY THE COMPANY IN ESTIMATING THE FAIR VALUE OF FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2001 AND 2000:

SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

         THE CARRYING AMOUNTS OF THE COMPANY'S SHORT-TERM BORROWINGS, ITS REVOLVING LOAN AGREEMENTS AND VARIABLE RATE LONG-TERM DEBT INSTRUMENTS AS REPORTED IN NOTES 4 AND 5 APPROXIMATE THEIR FAIR VALUE. THE FAIR VALUE OF THE COMPANY'S OTHER LONG-TERM DEBT IS ESTIMATED USING DISCOUNTED CASH FLOW ANALYSES, BASED ON THE COMPANY'S CURRENT INCREMENTAL BORROWING RATES FOR SIMILAR TYPES OF BORROWING ARRANGEMENTS. THE CARRYING AMOUNTS OF OTHER LONG-TERM DEBT AS REPORTED IN NOTE 5 APPROXIMATE THEIR FAIR VALUE.

OTHER FINANCIAL INSTRUMENTS:

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and notes receivable from employees approximate their fair value.


(11) COMMITMENTS AND CONTINGENCIES

         THE COMPANY IS A DEFENDANT IN SEVERAL PRODUCT LIABILITY ACTIONS WHICH MANAGEMENT BELIEVES ARE ADEQUATELY COVERED BY INSURANCE.


      THE COMPANY HAS APPROXIMATELY $3,100,000 IN OPEN BANK GUARANTEES, LETTERS OF CREDIT AND INSURANCE BONDS COVERING OUR PERFORMANCE OF CONTRACTS AND DOWN PAYMENT GUARANTEES TO OUR CUSTOMERS IN THE EUROPEAN AND INTERNATIONAL SEGMENTS AT DECEMBER 31, 2001.


(12) SPECIAL CHARGES

At the end of 2001, the Company recorded special charges related to:

(I) an early retirement program, (ii) a downsizing of the corporate staff, (iii) a closing of the Novi, Michigan facility, (iv) the write-off of non-strategic assets and downsizing at the Leeds, England facility. The amount recorded includes $480,000 of employee early retirement and termination benefits for 28 notified employees, $120,000 for abandoned leased facility expenses and $374,000 of equipment, inventory and other assets write-offs.

                               EMPLOYEE
                              TERMINATION        OTHER
                               BENEFITS          COSTS          TOTAL
                              -----------        -----          -----
Expense accrued                $ 480,000        494,000        974,000

Non-cash charges                      --        324,000        324,000

Cash expenditures                380,000         15,000        395,000
                               ---------        -------        -------
Balance December 31, 2001      $ 100,000        155,000        255,000
                               ---------        -------        -------

ANNUAL REPORT 2001


         The management of The Oilgear Company is responsible for the integrity and objectivity of the financial information presented in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, applying best estimates and judgements as required.

         The Oilgear Company maintains a system of internal accounting controls designed to provide reasonable assurance for the safeguarding of the Company's assets and the reliability of financial records. Essential elements of this system are the selection of qualified personnel, appropriate division of responsibilities, communication of policies and procedures, and appropriate follow-up by management. Management believes that this system provides reasonable assurance that transactions are executed in accordance with management's authority and that they are properly recorded.

         KPMG LLP is the firm of independent auditors retained to express their opinion as to whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of The Oilgear Company. Their audit procedures include an evaluation and review of the Company's system of internal control to establish the audit scope, tests of selected transactions, and other audit procedures.

         The Audit Committee of the Board of Directors meets with the independent auditors and the Company's management to review the scope and findings of the audit, review the Company's system of internal control, and review other accounting and financial matters. The Company will continue to conduct its business affairs in accordance with the highest ethical standards.


/s/ DAVID A. ZUEGE
------------------------------------
David A. Zuege, President
and Chief Executive Officer



/s/ T. J. PRICE
------------------------------------
Vice President, Chief Financial Officer and
Secretary

Shareholders and the Board of Directors
The Oilgear Company:

       We have audited the accompanying consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and shareholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Oilgear Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

Milwaukee, Wisconsin
March 5, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to "Election of Directors" in the Registrant's Proxy Statements for its Annual Meeting of Shareholders on May 14, 2002 ("2002 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed:

1. Financial Statements and Report of Independent Accountants Included in Part II of this Report.

                  Consolidated Statements of Operations and Shareholder's Equity for the three years ended December 31, 2001.

                  Consolidated Balance Sheets at December 31, 2001 and 2000.

                  Consolidated Statements of Cash Flows.

                  Consolidated Statements of Comprehensive Income (Loss).

                  Notes to Consolidated Financial Statements.

2.       Financial Statements Schedules Included in Part IV of this Report.


         Report of Independent Accountants.

                          INDEPENDENT AUDITORS' REPORT


Shareholders and the Board of Directors
The Oilgear Company:

Under date of March 5, 2002, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II: Valuation and Qualifying Accounts, included in Part IV of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP
                                  -----------------------------------
                                                KPMG LLP



Milwaukee, Wisconsin
       March 5, 2002

3. Exhibits. See Exhibit Index included as the last part of this report, which index is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks preceding its exhibit number.

(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2001.

II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or because the required information is given in the Consolidated Financial Statements and the notes thereto.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                              ADDITIONS
                                                            ADDITIONS                        (DEDUCTIONS):
                                                           (DEDUCTIONS)       ADDITIONS         AMOUNT
                                             BALANCE AT     CHARGED TO       (DEDUCTIONS)     WRITTEN OFF,
                                              BEGINNING      COSTS AND          OTHER            NET OF         BALANCE AT
                                              OF YEAR         EXPENSES       ADJUSTMENTS(1)    RECOVERIES       END OF YEAR
                                              -------         --------       --------------    ----------       -----------
Allowances for losses from obsolescence
which are deducted on the balance
sheet from inventories
   Year ended December 31, 2001              $2,561,548         493,759          (49,537)        (406,099)       2,599,671
                                             ----------      ----------       ----------       ----------       ----------
   Year ended December 31, 2000              $2,613,769          92,897         (106,166)         (38,952)       2,561,548
                                             ----------      ----------       ----------       ----------       ----------
   Year ended December 31, 1999              $3,003,028          82,921         (133,884)        (338,296)       2,613,769
                                             ----------      ----------       ----------       ----------       ----------

Allowances for losses in collection
which are deducted on the balance
sheet from trade accounts receivable
   Year ended December 31, 2001              $  931,560         (35,392)         (19,019)        (665,154)         211,995
                                             ----------      ----------       ----------       ----------       ----------
   Year ended December 31, 2000              $  268,198         477,746           (8,583)         194,199          931,560
                                             ----------      ----------       ----------       ----------       ----------
   Year ended December 31, 1999              $  345,363           7,094          (18,533)         (65,726)         268,198
                                             ----------      ----------       ----------       ----------       ----------

(1)      Includes adjustments due to foreign currency translation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE OILGEAR COMPANY (Registrant)


By /s/ Thomas J. Price                                             April 1, 2002
   -----------------------------------------
       Thomas J. Price, Vice President-
       Chief Financial Officer and
       Corporate Secretary


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*



/s/ DAVID A. ZUEGE
--------------------------------------------
David A. Zuege, President
and Chief Executive Officer
(Principal Executive Officer) and Director



/s/ THOMAS J. PRICE
--------------------------------------------

Thomas J. Price, Vice President - Chief
Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)



/s/ DALE C. BOYKE
--------------------------------------------
Dale C. Boyke, Director



/s/ THOMAS L. MISIAK
--------------------------------------------
Thomas L. Misiak, Director



/s/ ROBERT D. DRAKE
--------------------------------------------
Gerhard W. Bahner, Director



/s/ HUBERT BURSCH
--------------------------------------------
Hubert Bursch, Director



--------------------------------------------
Frank L. Schmit, Director



--------------------------------------------
Michael H. Joyce, Director

/s/ ROGER H. SCHROEDER
--------------------------------------------
Roger H. Schroeder, Director



/s/ MICHAEL C. SIPEK
--------------------------------------------
Michael C. Sipek, Director


*        Each of these signatures is affixed as of April 1, 2002.

                               THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 000-00822)

                                    * * * * *

                                  EXHIBIT INDEX

                         2001 ANNUAL REPORT ON FORM 10-K


EXHIBIT                                                     INCORPORATED HEREIN                    FILED
NUMBER             DESCRIPTION                               BY REFERENCE TO:                    HEREWITH
------             -----------                               ----------------                    --------
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

(a)            Amendment No. 1 to Loan                   Exhibit 4.1(a) to Registrant's
               Agreement dated October                   10-K for year ended December
               11, 1996                                  31, 1997 ("1997 10-K")

(b)            Amendment No. 2 to Loan                   Exhibit 4.1(b) to 1997 10-K
               Agreement dated January
               23, 1997

(c)            Amendment No. 3 to Loan                   Exhibit 4.1(c) to 1997 10-K
               Agreement dated July 21,
               1997

(d)            Amendment No. 4 to Loan                   Exhibit 4.1(d) to 1997 10-K
               Agreement dated October 7,
               1997

(e)            Amendment No. 5 to Loan                   Exhibit 4 to the Registrant's
               Agreement dated April 28, 1998            10-Q for the quarterly period
                                                         ended June 30, 1998

(f)            Amendment No. 6 to Loan                   Exhibit 4.1(f) to Registrant's
               Agreement dated October 15, 1998          10-K for year ended December 31,
                                                         1998

(g)            Amendment No. 7 to Loan                   Exhibit 4.1(g) to Registrant's
               Agreement dated June 4, 1999              10-K for year ended December 31,
                                                         1999

(h)            Amendment No. 8 to Loan                   Exhibit 4 to Registrant's 10-Q
               Agreement dated June 22, 2000             for the quarterly period ended
                                                         June 30, 2000

(i)            Amendment No. 9 to Loan                   Exhibit 4.1 to Registrant's
               Agreement dated March 12, 2001            10-Q for the quarterly period
                                                         ended June 30, 2001

(j)            Amendment No. 10 to Loan                  Exhibit 4.1 to Registrant's
               Agreement dated May 1, 2001               10-Q for the quarterly period
                                                         ended June 30, 2001

(k)            Amendment No. 11 to Loan                                                              X
               Agreement dated September 28, 2001

(l)            Amendment No. 12 to Loan                                                              X
               Agreement dated January 25, 2002


* Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.


EXHIBIT                                                     INCORPORATED HEREIN                    FILED
NUMBER             DESCRIPTION                               BY REFERENCE TO:                    HEREWITH
------             -----------                               ----------------                    --------
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

(c)            Amendment to The Oilgear                                                              X
               Company Retirement
               Benefits Equalization Plan
               adopted on December 13,
               2001

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
               January 1, 1993

(b)            Oilgear Variable                          Exhibit 10.4(b) to 1994
               Compensation Program                      10-K

EXHIBIT                                                     INCORPORATED HEREIN                    FILED
NUMBER             DESCRIPTION                               BY REFERENCE TO:                    HEREWITH
------             -----------                               ----------------                    --------
**10.4(a)      Form of Deferred                          Exhibit 10.9 to
               Compensation Agreement                    Registrant's 10-K for
               with certain directors                    year ended December 31,
               (December 8, 1971)                        1980

(b)            The Oilgear Company                       Exhibit 10.9(b) to
               Deferred Directors' Fee                   Registrant's 10-K for
               Plan, as amended and                      year ended December 31,
               restated December 14, 1983                1983

(c)            Amendment to The Oilgear                  Exhibit 10.5(c) to 1995
               Company Deferred                          10-K
               Directors' Fee Plan
               adopted on December 11,
               1991

(d)            Amendment to The Oilgear                                                              X
               Company Deferred 10-K
               Directors' Fee Plan
               adopted on December 13,
               2001

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

EXHIBIT                                                     INCORPORATED HEREIN                    FILED
NUMBER             DESCRIPTION                               BY REFERENCE TO:                    HEREWITH
------             -----------                               ----------------                    --------
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

** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

EXHIBIT                                                     INCORPORATED HEREIN                    FILED
NUMBER             DESCRIPTION                               BY REFERENCE TO:                    HEREWITH
------             -----------                               ----------------                    --------
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