Form 10-Q
period 2002-03-31
OILGEAR CO
filed 2002-05-15
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number     000-00822

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

                    Wisconsin                             39-0514580
--------------------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)


    2300 South 51st Street, Milwaukee, Wisconsin                 53219
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

                  Class                            Outstanding at March 31, 2002
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                         1,953,558 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                      MARCH 31, 2002       December 31, 2001
===================================================================================================================================
Current assets:
   Cash and cash equivalents                                                                  $  5,679,606               4,996,723
   Trade accounts receivable, less allowance for doubtful
     receivables of $173,000 in 2002 and $212,000 in 2001                                       15,735,472              17,002,306
   Costs and estimated earnings in excess of billings on uncompleted contracts                   1,712,138                 545,691
   Inventories                                                                                  23,623,293              23,910,087
   Prepaid expenses                                                                                532,779                 525,056
   Other current assets                                                                            822,736               1,115,213
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                            48,106,024              48,095,076
-----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost:
   Land                                                                                            880,897                 894,699
   Buildings                                                                                    11,219,877              11,273,523
   Machinery and equipment                                                                      48,531,671              48,485,065
   Drawings, patterns and patents                                                                5,197,009               5,099,234
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                65,829,454              65,752,521
   Less accumulated depreciation and amortization                                               43,859,685              43,052,001
-----------------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                               21,969,769              22,700,520
Other assets                                                                                     1,110,474               1,135,937
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 71,186,267              71,931,533
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
===================================================================================================================================
Current liabilities:
   Short-term borrowings                                                                      $  4,591,002               5,631,036
   Current installments of long-term debt                                                        1,904,790               1,932,328
   Accounts payable                                                                              5,632,448               5,377,339
   Billings in excess of costs and estimated earnings on uncompleted contracts                     421,262               1,845,038
   Customer deposits                                                                             1,448,842               1,378,152
   Accrued compensation and employee benefits                                                    2,111,337               1,882,457
   Other accrued expenses and income taxes                                                       3,778,491               3,123,705
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                       19,888,172              21,170,055
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                                       17,986,492              17,130,335
Unfunded employee retirement plan costs                                                          4,095,945               4,095,945
Unfunded post-retirement health care costs                                                       9,900,000               9,900,000
Other noncurrent liabilities                                                                     1,125,663               1,107,365
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                               52,996,272              53,403,700
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                     955,947                 946,455
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,990,783 shares                                                                     1,990,783               1,990,783
   Capital in excess of par value                                                                9,497,906               9,497,906
   Retained earnings                                                                            22,020,990              22,020,109
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                33,509,679              33,508,798
   Deduct:
     Treasury stock, 37,225 and 48,561 shares in 2002 and 2001, respectively                      (323,216)               (433,814)
     Notes receivable from employees for purchase of Company
      common stock                                                                                (204,295)               (144,956)
     Accumulated other comprehensive income:
      Foreign currency translation adjustment                                                   (4,701,120)             (4,301,650)
      Minimum pension liablility adjustment                                                    (11,047,000)            (11,047,000)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               (15,748,120)            (15,348,650)
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                      17,234,048              17,581,378
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 71,186,267              71,931,533
===================================================================================================================================


See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                 FOR QUARTER ENDED
                                                                                     MARCH 31,
                                                                                2002                   2001
================================================================================================================================
Net sales                                                               $ 20,596,222             21,541,371

Cost of sales                                                             15,595,554             15,761,648
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                               5,000,668              5,779,723

Selling, general and administrative expenses                               4,596,839              5,010,227
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                             403,829                769,496
Interest expense                                                             285,315                408,093
Other non-operating income (expense), net                                      4,507                (80,972)
--------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                           123,021                280,431
Income tax expense                                                            46,475                 77,505
--------------------------------------------------------------------------------------------------------------------------------
Net earnings before minority interest                                         76,546                202,926
Minority interest in net earnings                                             52,190                 15,549
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                            $     24,356                187,377
================================================================================================================================
Basic weighted-average outstanding shares                                  1,942,978              1,959,684
================================================================================================================================
Diluted weighted-average outstanding shares                                1,945,524              1,970,310
================================================================================================================================
Basic earnings per share of common stock                                $       0.01                   0.10
================================================================================================================================
Diluted earnings per share of common stock                              $       0.01                   0.10
================================================================================================================================
Dividends per share of common stock                                     $          -                   0.07
================================================================================================================================


See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              FOR QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                             2002                  2001
========================================================================================================================
Cash flows from operating activities:

    Net earnings                                                                      $    24,356               187,377
    Adjustments to reconcile net earnings to net cash provided
      (used) by operating activities:
        Depreciation and amortization                                                     958,297               935,311
        Common and treasury stock issued in connection with
           compensation element of sales to employees
             and employee savings plan                                                     10,443                10,601
        Minority interest in net earnings of consolidated subsidiaries                     52,190                15,549
        Change in assets and liabilities:
           Trade accounts receivable                                                    1,136,929            (1,663,433)
           Inventories                                                                    117,622              (778,866)
           Billings, costs and estimated earnings on uncompleted contracts             (2,594,462)              463,038
           Prepaid expenses                                                               (15,472)               (1,751)
           Accounts payable                                                               290,027            (1,480,767)
           Customer deposits                                                               86,043              (347,187)
           Accrued compensation                                                           256,313              (255,323)
           Other, net                                                                     968,046               672,722
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                      $ 1,290,332           $(2,242,729)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Additions to property, plant and equipment                                           (332,201)             (703,321)
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 $  (332,201)          $  (703,321)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net borrowings (repayments) under line of credit agreements                        (1,030,906)            2,728,111
    Repayment of long-term debt                                                          (380,172)             (765,408)
    Proceeds from issuance of long-term debt                                            1,218,758               215,143
    Dividends paid                                                                             --              (136,080)
    Purchase of treasury stock                                                                 --              (319,850)
    Payments received on notes receivable from employees                                   17,339                26,892
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      $  (174,981)          $ 1,748,808
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                             (100,268)               59,252
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      682,883           $(1,137,990)
Cash and cash equivalents:
    At beginning of period                                                              4,996,723             5,101,942
------------------------------------------------------------------------------------------------------------------------
    At end of period                                                                    5,679,606             3,963,952
========================================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:

      Interest                                                                          $ 279,204               375,390
      Income taxes                                                                          5,504                22,217
                                                                                 =======================================

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                                FOR QUARTER ENDED
                                                                                                     MARCH 31,
                                                                                             2002                  2001
===========================================================================================================================
Net earnings                                                                           $   24,356               187,377
Other comprehensive loss:
    Foreign currency translation adjustment                                              (399,470)             (805,604)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                               $ (375,114)             (618,227)
===========================================================================================================================


See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

These interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2001 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2001 Annual Report.

Business Description and Operations

The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada, European includes Europe and International includes Asia, Latin America, Australia and most of Africa.

The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components and electronic controls. Products include piston pumps, motors, valves, controls, manifolds, electrohydraulic components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, aerospace, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The products are sold as individual components or integrated into high performance applications.

Segment information is as follows:

                                                                            FOR QUARTER ENDED
SALES TO UNAFFILIATED  CUSTOMERS                              March 31, 2002                      March 31, 2001
==================================================================================================================================
Domestic                                                        $ 11,830,120                          12,669,020
European                                                           5,956,605                           5,931,770
International                                                      2,809,497                           2,940,581
==================================================================================================================================
Total                                                           $ 20,596,222                          21,541,371
==================================================================================================================================

INTERSEGMENT SALES
==================================================================================================================================
Domestic                                                        $  1,398,443                           1,706,811
European                                                             108,426                             501,148

OPERATING INCOME (LOSS)
==================================================================================================================================
Domestic                                                        $    443,910                             648,380
European                                                             163,043                             416,701
International                                                        334,736                             364,171
Corporate expenses, including R&D                                   (537,860)                           (659,756)
==================================================================================================================================
Total                                                           $    403,829                             769,496
==================================================================================================================================

IDENTIFIABLE ASSETS
==================================================================================================================================
Domestic                                                        $ 39,830,024                          52,085,178
European                                                          23,563,232                          24,118,373
International                                                      5,932,295                           5,653,122
Corporate                                                          1,860,716                           1,811,527
==================================================================================================================================
Total                                                           $ 71,186,267                          83,668,200
==================================================================================================================================

Inventories

Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                                  MARCH 31, 2002                   December 31, 2001
                                      ===============================================================
Raw materials                         $                2,406,301                           2,717,478
Work in process                                       18,262,434                          18,631,086
Finished goods                                         4,404,558                           4,179,523
-----------------------------------------------------------------------------------------------------
                                                      25,073,293                          25,528,087
LIFO reserve                                          (1,450,000)                         (1,618,000)
-----------------------------------------------------------------------------------------------------
Total                                 $               23,623,293                          23,910,087
=====================================================================================================


Inventories stated on the last-in, first-out (LIFO) basis are valued at $18,833,000 and $17,637,000 at March 31, 2002 and December 31, 2001,
respectively.


Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                               FOR QUARTER ENDED
                                                                     MARCH 31, 2002                      March 31, 2001
                                                              =====================================================================
Net income for basic and diluted earnings per share           $              24,356                             187,377
Weighted average common shares outstanding                                1,942,978                           1,959,684
Dilutive stock options                                                        2,546                              10,626
Diluted average common shares outstanding                                 1,945,524                           1,970,310
Basic earnings per common share                               $                0.01                                0.10
Diluted earnings per common share                             $                0.01                                0.10

Options to purchase 95,524 shares of common stock with a weighted average exercise price of $9.48 per share were outstanding at March 31, 2002. Options to purchase 99,415 shares of common stock with a weighted average exercise price of $9.72 per share were outstanding at March 31, 2001.

Options to purchase 45,299 and 50,063 shares of common stock were not included in the March 31, 2002 and 2001, respectively, computations of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the three month periods then ended.


Other

At the end of 2001, the Company recorded special charges related to: (i) an early retirement program, (ii) a downsizing of the corporate staff, (iii) closing of the Novi, Mi facility and (iv) a write-off of non-strategic assets and downsizing at the Leeds, England facility. The amount recorded includes $480,000 of employee early retirement and termination benefits for 28 notified employees, $120,000 for abandoned leased facility expenses and $374,000 of equipment, inventory and other asset write-offs.

                               EMPLOYEE
                               TERMINATION
                               BENEFITS                       OTHER COSTS                         TOTAL
Balance December 31, 2001      $     100,000                  $     155,000                       $     255,000
Cash expenditures              $    (100,000)                 $    (105,000)                      $    (205,000)
                               ---------------------------------------------------------------------------------
Balance March 31, 2002         $           -                  $      50,000                       $      50,000
                               =================================================================================

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The 6.1% decrease in total current liabilities along with a slight change in total current assets caused working capital to increase by approximately $1,293,000 at March 31, 2002 when compared to December 31, 2001. One major reason for the decrease in current liablilities was the paying down of short-term borrowings and current installments of long-term debt in the first quarter of 2002 by approximately $1,068,000. Some of the decrease in short-term borrowings came from the approximate $856,000 increase in long-term debt. Another major reason for the decrease in current liabilities was the decrease in billings in excess of costs and estimated earnings on uncompleted contracts by approximately $1,424,000. These decreases were partially offset by increases in accounts payable ($255,000), customer deposits ($71,000), accrued compensation and pension expense ($229,000), other accrued expenses ($655,000) and an increase in total current assets of $11,000.

Net cash provided by operating activities was approximately $1,290,000 for the quarter ended March 31, 2002, as compared to using cash of approximately $2,243,000 for the same quarter in 2001. The change from using cash in 2001 to providing cash from operations in 2002 was the result of the activity in the working capital items: the sum of trade accounts receivable, inventories, prepaid expenses, accounts payable, customer deposits, accrued compensation and pension costs providing cash in 2002 of $1,871,000 compared to using cash in 2001 of $4,528,000. These items were offset by working capital item billings, costs and estimated earnings on uncompleted contracts which used $2,594,000 of cash in 2002 compared to providing cash of $463,000 in 2001. All other items in cash flows from operating activities provided cash of $2,013,000 in 2002 compared to providing cash of $1,822,000 in 2001.

A decrease in the amount spent on capital expenditures of $371,000 caused the decrease in net cash used by investing activities in 2002 compared to 2001.

Net cash used by financing activities in 2002 was used to pay down debt by $192,000 offset by $17,000 provided from payments received on notes receivable from employees. A dividend was not declared in the first quarter of 2002. In 2001, cash was provided by financing activites by increasing debt by $2,178,000 and $27,000 from payments on notes from employees. This cash provided in 2001 was offset by using cash to pay dividends of $136,000 and purchasing treasury stock of $320,000.

The Company believes its cash on hand, cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs.

RESULTS OF OPERATIONS

Orders decreased by 8% in the first quarter of 2002 when compared to the same period in 2001. Backlog of orders at March 31, 2002 increased by 1% from December 31, 2001. Although orders from the Domestic and International segments decreased in the first quarter when compared to the same period in 2001, the European segment orders for the first quarter of 2002 not only increased from the first quarter of 2001 but represented the highest order quarter since the first quarter of 2000. The increase in the European orders caused consolidated backlog to increase slightly to approximately $20,663,000 at March 31, 2002 from approximately $20,445,000 at December 31, 2001.

The extended softness in the fluid power market in the United States caused net sales in the Domestic segment to decrease by 6.6% in the first quarter of 2002 when compared to the same period in 2001. The European segment net sales in the first quarter of 2002 were slightly ahead of the first quarter of 2001 despite the fact that the US dollar continued to be strong against the EURO and British pound sterling. A softening market in the International segment decreased sales in the first quarter of 2002 by 4.5% when compared to the same period in 2001. Consolidated sales decreased in the first quarter of 2002 by 4.4% when compared to the same period in 2001.

The reduced employment level and other cost improvements made in 2001 resulted in a decrease in operating expenses in the first quarter of 2002 compared to the same period in 2001.

The decrease in sales and lower margins from lower utilization of our production facilities were the primary reasons for the decrease in consolidated operating income to approximately $404,000 in the first quarter of 2002 compared to consolidated operating income of approximately $769,000 in the first quarter of 2001.

Interest expense decreased approximately $123,000 in the first quarter of 2002 compared to the same period of 2001 primarily due to the decline in interest rates.

The primary reason for the decrease in net earnings per share in 2002 (net earnings per share of $.01 in the first quarter of 2002 compared to net earnings per share of $.10 in the first quarter of 2001) was the decrease in net sales resulting in a lower utilization of production facilities, increased price competition brought on by the long downturn in the industry and a less profitable mix of business.





Non-operating income (expense) consists of the following:

                                              FOR QUARTER ENDED
                                      MARCH 31, 2002         March 31, 2001
                                    ===========================================
Interest income                     $          6,306               18,556
Foreign currency exchange loss               (32,429)            (144,351)
Miscellaneous, net                            30,630               44,823
--------------------------------------------------------------------------------
Non-operating income (loss)         $          4,507              (80,972)
================================================================================

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121 and, after its adoption, SFAS 144.

The Company adopted the provisions of SFAS 141 as of July 1, 2001 and of SFAS 142 on January 1, 2002. As of December 31, 2001, the Company had unamortized goodwill in the amount of $145,113. The impact of the adoption of SFAS 142 did not have a material effect on the financial statements and no transitional impairment losses were recognized in the first quarter of 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This Statement supersedes SFAS 121 yet retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 on January 1, 2002. The impact of the adoption of SFAS 144 did not have a material effect on the financial statements or operations of the Company.

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's propects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:

* Factors affecting the Company's international operations, including relevant foreign currency exchange rates which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

* Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

* The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations.

* Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products and national events including those of September 11, 2001 and threats of terrorism.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British pound sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease accordingly. If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first quarter of 2002, the earnings before income taxes would have decreased by approximately $220,000.

INTEREST RATE RISK

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates on the approximately $22,000,000 of floating debt at March 31, 2002. A 100 basis point movement in interest rates on floating rate debt outstanding at March 31, 2002 would result in a change in earnings before income taxes of approximately $220,000 per year.

FOREIGN EXCHANGE RATE RISK

The Company has foreign currency exposures related to intercompany buying and selling in currencies other than the local currencies in which it operates. At March 31, 2002, the payables in U.S. dollars from foreign subsidiaries was approximately $2,700,000. A 10% change in foreign exchange rates would result in a change in earnings before income taxes of approximately $27,000 per year.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At March 31, 2002, we had one forward exchange contract for 500,000 Euros against the British pound sterling at a rate of 1.5945 for delivery in October 2002. The total value of this contract and any risk to the Company as a result of this arrangement as well as market risk of changes in near term currency rates is not material to the Company's financial position, liquidity or results of operations.

                           Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 15, 2002


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