Form 10-Q
period 2002-06-30
OILGEAR CO
filed 2002-08-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June  30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number   000-00822
                       ---------------------------------------------------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

           Wisconsin                                             39-0514580
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 2300 South 51st Street, Milwaukee, Wisconsin                          53219
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code  (414) 327-1700
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

             YES    X               NO
                 -------               -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                                   Outstanding June 30, 2002
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                                     1,952,898

                                                                          PAGE 2
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                            JUNE 30, 2002    December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                                       $  5,293,797           4,996,723
   Trade accounts receivable, less allowance for doubtful
     receivables of $175,000 and $212,000 in 2002 and 2001, respectively                             15,703,575          17,002,306
   Costs and estimated earnings in excess of billings on uncompleted contracts                        2,700,909             545,691
   Inventories                                                                                       23,409,936          23,910,087
   Prepaid expenses                                                                                     873,307             525,056
   Other current assets                                                                               1,057,800           1,115,213
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                 49,039,324          48,095,076
-----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
   Land                                                                                                 961,613             894,699
   Buildings                                                                                         11,597,162          11,273,523
   Machinery and equipment                                                                           49,590,061          48,485,065
   Drawings, patterns and patents                                                                     5,298,262           5,099,234
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     67,447,098          65,752,521
   Less accumulated depreciation and amortization                                                    45,515,089          43,052,001
-----------------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                                    21,932,009          22,700,520
Other assets                                                                                          1,283,180           1,135,937
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 72,254,513          71,931,533
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Short-term borrowings                                                                           $  5,023,439           5,631,036
   Current installments of long-term debt                                                             1,790,142           1,932,328
   Accounts payable                                                                                   6,021,205           5,377,339
   Billings in excess of costs and estimated earnings on uncompleted contracts                          164,859           1,845,038
   Customer deposits                                                                                  1,224,104           1,378,152
   Accrued compensation and employee benefits                                                         2,046,146           1,882,457
   Other accrued expenses and income taxes                                                            4,024,484           3,123,705
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            20,294,379          21,170,055
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                                            17,975,291          17,130,335
Unfunded employee retirement plan costs                                                               4,095,945           4,095,945
Unfunded post-retirement health care costs                                                            9,900,000           9,900,000
Other noncurrent liabilities                                                                          1,191,707           1,107,365
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    53,457,322          53,403,700
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                        1,012,912             946,455
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
     issued 1,990,783 shares                                                                          1,990,783           1,990,783
   Capital in excess of par value                                                                     9,497,906           9,497,906
   Retained earnings                                                                                 20,835,272          22,020,109
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     32,323,961          33,508,798
   Deduct:
     Treasury stock, 37,885 and 48,561 shares in 2002 and 2001, respectively                           (328,166)           (433,814)
     Notes receivable from employees for purchase of Company
      common stock                                                                                     (184,217)           (144,956)
     Accumulated other comprehensive loss:
      Foreign currency translation adjustment                                                        (2,980,299)         (4,301,650)
      Minimum pension liability adjustment                                                          (11,047,000)        (11,047,000)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (14,027,299)        (15,348,650)
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                           17,784,279          17,581,378
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 72,254,513          71,931,533
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                          PAGE 3
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       FOR THREE MONTHS ENDED              FOR SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                      2002              2001             2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 18,737,528         21,708,661      $ 39,333,751         43,250,033
Cost of sales                                                     14,945,806         16,508,229        30,541,360         32,269,877
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                       3,791,722          5,200,432         8,792,391         10,980,156
Selling, general and
        administrative expenses                                    4,579,002          4,628,218         9,175,840          9,638,445
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                             (787,280)           572,214          (383,449)         1,341,711
Interest expense                                                     342,497            410,465           627,812            818,558
Other non-operating income, net                                      153,776             82,010           158,283              1,038
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income (loss) taxes and minority interest           (976,001)           243,759          (852,978)           524,191
Income tax expense                                                   152,754             83,756           199,229            161,261
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                     56,965             19,327           109,155             34,876
---------------------------------------------------------------=====================================================================
Net earnings (loss)                                             $ (1,185,720)           140,676      $ (1,161,362)           328,054
---------------------------------------------------------------=====================================================================
Basic weighted-average outstanding shares                          1,952,949          1,943,429         1,947,991          1,951,512
---------------------------------------------------------------=====================================================================
Diluted weighted-average outstanding shares                        1,952,949          1,945,088         1,947,991          1,957,906
---------------------------------------------------------------=====================================================================
Basic earnings (loss) per share of common stock                 $      (0.61)              0.07      $      (0.60)              0.17
---------------------------------------------------------------=====================================================================
Diluted earnings (loss) per share of common stock               $      (0.61)              0.07      $      (0.60)              0.17
---------------------------------------------------------------=====================================================================
Dividends per share of common stock                             $         --               0.07      $         --               0.14
---------------------------------------------------------------=====================================================================



See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     2002                2001
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                                          $(1,161,362)            328,054
    Adjustments to reconcile net earnings (loss) to net cash
      used by operating activities:
        Depreciation and amortization                                              1,846,937           1,891,874
        Common and treasury stock issued in connection with:
           Compensation element of sales to employees
             and employee savings plan                                                19,596              21,688
        Minority interest                                                            109,155              34,876
        Change in assets and liabilities:
           Trade accounts receivable                                               1,965,820            (484,114)
           Inventories                                                             1,064,863          (1,152,785)
           Billings, costs and estimated earnings on uncompleted contracts        (3,699,166)         (1,122,555)
           Prepaid expenses                                                         (307,997)           (293,915)
           Accounts payable                                                          447,066            (362,551)
           Customer deposits                                                        (197,457)           (945,460)
           Accrued compensation                                                        9,645            (554,504)
           Other, net                                                                762,230             751,722
-----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                 $   859,330         $(1,887,670)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                      (701,490)         (1,273,454)
-----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                            $  (701,490)        $(1,273,454)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings (repayments) under line of credit agreements                     (631,639)          3,877,567
    Repayment of long-term debt                                                     (824,598)         (1,145,880)
    Proceeds from issuance of long-term debt                                       1,491,574             286,819
    Dividends paid                                                                        --            (271,921)
    Purchase of treasury stock                                                            --            (388,380)
    Payments received on notes receivable from employees                              23,313              37,595
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        $    58,650         $ 2,395,800
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                          80,584              53,121
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             $   297,076         $  (712,203)
Cash and cash equivalents:
    At beginning of period                                                         4,996,723           5,101,942
-----------------------------------------------------------------------------------------------------------------
    At end of period                                                               5,293,797           4,389,739
---------------------------------------------------------------------------------================================
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                   $   597,415         $   827,176
      Income taxes                                                               $    78,965         $   119,022
                                                                                 ================================

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    FOR THREE MONTHS ENDED                FOR SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,
                                                                   2002                 2001             2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                            $(1,185,720)           140,676        $(1,161,362)           328,054
Other comprehensive income (loss)
    Foreign currency translation adjustment                      1,720,821           (427,932)         1,321,351         (1,233,536)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                              $   535,101           (287,256)       $   159,989           (905,482)
---------------------------------------------------------------=====================================================================

See accompanying notes to consolidated financial statements.

                       THE OILGEAR COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation

These interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2001 Annual Report, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2001 Annual Report.

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




Segment information is as follows:

                                                         FOR THREE MONTHS ENDED                         FOR SIX MONTHS ENDED
Sales to unaffiliated  customers                    June 30, 2002       June 30, 2001           JUNE 30, 2002          June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Domestic                                             10,787,314          12,450,827              22,617,435              25,119,848
European                                              5,933,866           5,367,915              11,890,471              11,299,685
International                                         2,016,348           3,889,919               4,825,845               6,830,500
------------------------------------------------------------------------------------------------------------------------------------
Total                                                18,737,528          21,708,661              39,333,751              43,250,033
------------------------------------------------------------------------------------------------------------------------------------

INTERSEGMENT SALES
------------------------------------------------------------------------------------------------------------------------------------
Domestic                                              1,791,227           2,138,150               3,189,670               3,844,961
European                                                 76,122             283,435                 184,548                 784,583

OPERATING INCOME (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Domestic                                               (259,483)            646,520                 184,427               1,294,901
European                                                  9,033             157,071                 172,075                 573,772
International                                            15,386             388,047                 350,122                 752,218
Corporate expenses, including R&D                      (552,214)           (619,424)             (1,090,073)             (1,279,180)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                  (787,280)            572,214                (383,449)              1,341,711
------------------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Domestic                                                     --                  --              38,072,159              52,024,880
European                                                     --                  --              25,590,913              24,025,950
International                                                --                  --               6,709,496               5,955,633
Corporate                                                    --                  --               1,881,945               1,843,726
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        --                  --              72,254,513              83,850,189
------------------------------------------------------------------------------------------------------------------------------------

Inventories

Inventories at June 30, 2002 and December 31, 2001 consist of the following:

                                   June 30, 2002         December 31, 2001
                                   ----------------------------------------
Raw materials                        2,735,137                   2,717,478
Work in process                     18,573,137                  18,631,086
Finished goods                       3,551,662                   4,179,523
---------------------------------------------------------------------------
                                    24,859,936                  25,528,087
LIFO reserve                        (1,450,000)                 (1,618,000)
---------------------------------------------------------------------------
Total                               23,409,936                  23,910,087
===========================================================================


Inventories stated on the last-in, first-out (LIFO) basis are valued at $14,710,000 and $17,637,000 at June 30, 2002 and December 31, 2001,
respectively.


Earnings per share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                            FOR THREE MONTHS ENDED                   FOR SIX MONTHS ENDED
                                                       June 30, 2002   June 30, 2001            JUNE 30, 2002   June 30, 2001
                                                       ------------------------------------------------------------------------
Net income for basic and diluted earnings per share     $(1,185,720)        140,676              $(1,161,362)        328,054
Weighted average common shares outstanding                1,952,949       1,943,429                1,947,991       1,951,512
Dilutive stock options                                            -           1,659                        -           6,394
Dilutive average common shares outstanding                1,952,949       1,945,088                1,947,991       1,957,906
Basic earnings per common share                         $     (0.61)           0.07              $     (0.60)           0.17
Diluted earnings per common share                       $     (0.61)           0.07              $     (0.60)           0.17


Options to purchase 94,900 shares of common stock with a weighted average exercise price of $9.47 per share were outstanding at June 30, 2002. Options to purchase 97,624 shares of common stock with a weighted average exercise price of $9.71 per share were outstanding at June 30, 2001.



Options to purchase 89,000 and 49,624 shares of common stock were not included in the quarterly and six month periods ended June 30, 2002 and 2001, respectively, computations of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the periods then ended.



Other

At the end of 2001, the Company recorded special charges related to:
(I) an early retirement program, (ii) a downsizing of the corporate staff, (iii) a closing of the Novi, Mi facility and (iv) a write-off of non-strategic assets and downsizing at the Leeds, England facility. The amount recorded includes $480,000 of employee early retirement and termination benefits for 28 notified employees, $120,000 for abandoned leased facility expenses and $374,000 of equipment, inventory and other assets write-offs.

                                                  EMPLOYEE
                                                  TERMINATION
                                                  BENEFITS                  OTHER  COSTS         TOTAL

Balance on December 31, 2001                       $ 100,000                $ 155,000            $ 255,000
Non-cash charges                                   $       -                $       -            $       -
Cash expenditures                                  $ 100,000                $ 155,000            $ 255,000
                                   ------------------------------------------------------------------------
Balance on March 31, 2002                          $       -                $       -            $       -
                                   ========================================================================

                                                                          PAGE 7
Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION




The 4.1% decrease in total current liabilities along with a 2.0% increase in total current assets caused working capital to increase by approximately $1,820,000 at June 30, 2002 when compared to December 31, 2001. The net change in "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts" increased working capital by approximately $3,835,000. The change in "Short-term borrowings" and "Current installments of long-term debt" increased working capital by approximately $750,000. Increases in "Prepaid expenses" of approximately $348,000, "Cash and cash equivalents" of approximately $297,000 and "Customer deposits" of approximately $154,000 also increased working capital. Decreases in "Trade receivables" of approximately $1,299,000, "Inventory" of approximately $500,000, and "Other current assets" of approximately $57,000 and increases in "Accounts payable" of approximately $644,000, "Other accrued expenses and income taxes" of approximately $901,000 and "Accrued compensation and employee benefits" of approximately $164,000 all decreased working capital.

Despite a net loss of approximately $1,161,000 in the first six months of 2002 compared to net income of approximately $328,000 in the same period in 2001, "Net cash provided by operating activities" was approximately $859,000 for the six months ended June 30, 2002, as compared to approximately $1,888,000 of cash used by operating activities for the same period in 2001. The change from using cash in 2001 to providing cash in 2002 from operations was the result of the activity in the following working capital items: trade accounts receivable, inventories, prepaid expenses, accounts payable, customer deposits, accrued compensation and pension expense. These line items provided cash in 2002 of approximately $2,982,000 compared to using cash in 2001 of approximately $3,793,000. However, these items were offset by "Billings, costs and estimated earnings on uncompleted contracts" which used approximately $3,699,000 in cash in 2002 compared to using cash of approximately $1,123,000 in 2001. All other items in cash flows from operating activities provided cash of approximately $2,738,000 in 2002 compared to providing cash of approximately $2,700,000 in 2001.

A decrease in the amount spent on capital expenditures of $572,000 caused the decrease in "Net cash used by investing activities" in 2002 compared to 2001.

Net cash provided by financing activities in the first six months of 2002 compared to the same period in 2001 came from an increase in interest bearing debt of approximately $35,000 and $3,019,000 in 2002 and 2001, respectively. Payments received on employee notes were approximately $23,000 and $38,000 in 2002 and 2001, respectively. No dividends were declared and no treasury stock was purchased in the first and second quarters of 2002. In the first and second quarters of 2001 dividends of approximately $272,000 were declared and approximately $388,000 of treasury stock was purchased.

The net loss in the second quarter of 2002 caused the Company to fail certain bank covenants. The bank issued a letter waiving the deficiency and the Company expects to renegotiate the covenants with the bank in the third quarter. The Company believes its cash on hand, cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs.

RESULTS OF OPERATIONS

Orders decreased by 9.3% in the second quarter of 2002 and decreased by 8.6% in the first six months when compared to the same periods in 2001. Backlog of orders at June 30, 2002 decreased by 1% from December 31, 2001. Although orders from the Domestic and International segments decreased in the first six months of 2002 when compared to the same period in 2001, the European segment orders for the first six months of 2002 increased from the first six months of 2001. The global economic slow down in capital equipment spending in all segments is having a disproportionate affect by causing the greatest decrease in orders for large custom engineered hydraulic and electronic products. However, the activity for quotations on projects with the potential of future orders to supply custom engineered hydraulic and electronic products is stronger in the European and International segments than in the Domestic segment. The Domestic segment for this type of product continues to be depressed. Despite the increase in the European orders, consolidated backlog decreased slightly to approximately $20,249,000 at June 30, 2002 from approximately $20,445,000 at December 31, 2001. In the third quarter of 2002 the Company received a letter of intent and a down payment for a major hydraulic, electric and electronic controls project in the amount of $10 million Euros. This project will be accounted for in the Company's European segment.

The extended softness in the fluid power market in the United States economy caused net sales in the Domestic segment to decrease by 13.4% in the second quarter and by 10.0% in the first six months of 2002 when compared to the same periods in 2001. At June 30, 2002, the US dollar weakened by approximately 17% against the Euro and by approximately 8.8% against the UK Pound Sterling when compared with June 30, 2001. This change helped the European segment's net sales increase in the second quarter of 2002 by approximately 10.5% and increase by approximfately 5.2% for the first six months of 2002 when compared to the same periods in 2001. A softness in the forging and extrusion capital goods markets in the International segment decreased sales in the second quarter of 2002 by 48.2% and in the first six months of 2002 by 29.3% when compared to the same periods in 2001. Consolidated net sales decreased in the second quarter of 2002 by 13.7% and in the first six months of 2002 by 9.1% when compared to the same periods in 2001.

Our reduced employment level and other cost improvements resulted in the decrease in operating expenses in the second quarter and the first six months of 2002 compared to the same period in 2001.

The decrease in sales and lower margins from lower utilization of our production facilities were the primary reasons for the change from a consolidated operating income of approximately $572,000 in the second quarter of 2001 and approximately $1,342,000 in the first six months of 2001 to a consolidated operating loss of approximately $787,000 in the second quarter of 2002 and approximately $383,000 loss in the first six months of 2002.

Interest expense decreased by approximately $68,000 in the second quarter of 2002 and by approximately $191,000 in the first six months of 2002 compared to the same periods in 2001, primarily from the decline in interest rates.

The primary reason for the decrease in net earnings per share in 2002 (net loss of $.61 in the second quarter of 2002 and a net loss of $.60 in the first six months of 2002 compared to net earnings per share of $.07 in the second quarter of 2001 and $.17 in the first six months of 2001) was the decrease in net sales resulting in a lower utilization of production facilities, increased price competition brought on by the long downturn in the industry and a less profitable mix of business.

Non-operating income consists of the following:



                                        For Three Months Ended                        For Six Months Ended

                                  June 30, 2002          June 30, 2001        June 30, 2002         June 30, 2002
                                  -------------          -------------        -------------         -------------

Interest Income                      $ 38,524               $ 13,134             $ 44,830                31,690

Foreign currency exchange
gain (loss)                            73,587                (16,621)              41,158              (160,973)

Miscellaneous, net                     41,665                 85,497               72,295               130,321
                                     --------               --------             --------              --------

Non-operating income                 $153,776                 82,010             $158,283                 1,038

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

The Company adopted the provisions of SFAS 141 as of July 1, 2001 and SFAS 142 effective January 1, 2002.

As of December 31, 2001, the Company had unamortized goodwill in the amount of $145,113, all of which was subject to the transition provisions of SFAS 142. The impact of the adoption of the Statements did not have a material effect on the financial statements and no transitional impairment losses were recognized in 2002.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to apply this Statement prospectively to exit or disposal activities initiated after December 31, 2002. Management is currently evaluating the impact of adoption of this Statement on the consolidated financial statements.

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

* Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize the Company's products and national events including those of September 11, 2001 and threats of terrorism.

* Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of the Company's employee benefit plans.

* Factors affecting the Company's financial performance or condition, including tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations or the ability of the Company to comply with or obtain waivers for noncompliance with its bank covenants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and UK Pound Sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U. S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease accordingly.

INTEREST RATE RISK
The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates on the approximately $22,000,000 of floating debt at June 30, 2002. A 100 basis point movement in interest rates on floating rate debt outstanding at June 30, 2002 would result in a change in earnings before income taxes of approximately $220,000 per year.

FOREIGN EXCHANGE RATE RISK

The Company has foreign currency exposures related to intercompany buying and selling in currencies other than the local currencies in which it operates. At June 30, 2002, the payables in US dollars from foreign subsidiaries was approximately $1,400,000. A 10% change in foreign exchange rates would result in a change in earnings before income taxes of approximately $140,000 per year.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At June 30, 2002, we had one forward exchange contract for 500,000 Euros against the UK Pound Sterling at a rate of 1.5945 for delivery in October 2002 compared to the June 30, 2002 rate of 1.5454. The total value of this contract and any risk to the Company as a result of this arrangement as well as market risk of changes in near term currency rates is not material to the Company's financial position, liquidity or results of operations.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders on May 14, 2002 management's nominees named below were elected as directors of the class whose term expires in 2005 by the indicated votes cast for and withheld with respect to each nominee. Of the 1,953,558 shares of Common Stock which were entitled to vote at the meeting, 1,771,878 shares were represented in person or by proxy and not less than 1,597,846 shares (90% of the shares represented) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.


Name of Nominee                            For                 Withheld
---------------                            ---                 --------
Robert D. Drake                            1,597,846           174,032

Michael H. Joyce                           1,675,415            96,463

Thomas L. Misiak                           1,675,415            96,463



     Further information concerning this matter, including the name of each other director whose term of office as a director continued after the meeting, is contained in the registrant's Proxy Statement dated April 13, 2001 with respect to the registrant's 2001 annual meeting of shareholders.

Item 5. Other Information

     Deadlines for Shareholder Proposals

     Shareholder proposals must be received by the Secretary of Oilgear no later than December 12, 2002 in order to be considered for inclusion in next year's annual meeting proxy materials pursuant to Commission Rule 14a-8. Shareholders wishing to propose any floor nominations for director or floor proposals at the 2003 annual meeting without inclusion of such proposals in Oilgear's proxy materials must provide notice thereof to the Secretary of Oilgear no later than February 25, 2003 in order for such notice to be considered timely under the Commission's proxy rules.

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





August 14, 2002


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

                              The Oilgear Company
                        Commission File Number 000-00822
                                  Exhibit Index

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2002



Exhibit           Exhibit Description
-------           -------------------

99.1              Chief Executive Officer's Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Chief Financial Officer's Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002