Form 10-Q
period 2002-09-30
OILGEAR CO
filed 2002-11-14
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission file number     000-00822
                       ------------------------------------------------------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

             Wisconsin                                    39-0514580
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


2300 South 51st Street, Milwaukee, Wisconsin                  53219
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code   (414) 327-1700
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

                   YES    X                   NO
                       ------                    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding September 30, 2002
--------------------------------------------------------------------------------
  Common Stock, $1.00 Par Value                        1,955,398

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30, 2002       December 31, 2001
                                                                                   ------------------       -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $  3,682,915               4,996,723
   Trade accounts receivable, less allowance for doubtful
    receivables of $176,000 and $212,000 in 2002 and 2001, respectively                  15,006,749              17,002,306
   Costs and estimated earnings in excess of billings on uncompleted contracts            2,884,273                 545,691
   Inventories                                                                           22,882,605              23,910,087
   Prepaid expenses                                                                         752,932                 525,056
   Other current assets                                                                   1,047,985               1,115,213
                                                                                       ------------            ------------
Total current assets                                                                     46,257,459              48,095,076
                                                                                       ------------            ------------
Property, plant and equipment, at cost
   Land                                                                                     959,552                 894,699
   Buildings                                                                             11,586,034              11,273,523
   Machinery and equipment                                                               49,893,796              48,485,065
   Drawings, patterns and patents                                                         5,379,069               5,099,234
                                                                                       ------------            ------------
                                                                                         67,818,451              65,752,521
   Less accumulated depreciation and amortization                                        46,474,795              43,052,001
                                                                                       ------------            ------------
Net property, plant and equipment                                                        21,343,656              22,700,520
Other assets                                                                              1,283,658               1,135,937
                                                                                       ------------            ------------
                                                                                       $ 68,884,773              71,931,533
                                                                                       ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                               $  9,760,743               5,631,036
   Current installments of long-term debt                                                 1,963,564               1,932,328
   Accounts payable                                                                       5,119,556               5,377,339
   Billings in excess of costs and estimated earnings on uncompleted contracts              272,028               1,845,038
   Customer deposits                                                                      1,806,048               1,378,152
   Accrued compensation and employee benefits                                             1,502,709               1,882,457
   Other accrued expenses and income taxes                                                3,895,169               3,123,705
                                                                                       ------------            ------------
Total current liabilities                                                                24,319,817              21,170,055
                                                                                       ------------            ------------
Long-term debt, less current installments                                                12,046,162              17,130,335
Unfunded employee retirement plan costs                                                   4,095,945               4,095,945
Unfunded post-retirement health care costs                                                9,900,000               9,900,000
Other noncurrent liabilities                                                              1,137,122               1,107,365
                                                                                       ------------            ------------
Total liabilities                                                                        51,499,046              53,403,700
                                                                                       ------------            ------------
Minority interest in consolidated subsidiaries                                              858,416                 946,455
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
    issued 1,990,783 shares                                                               1,990,783               1,990,783
   Capital in excess of par value                                                         9,497,906               9,497,906
   Retained earnings                                                                     19,542,991              22,020,109
                                                                                       ------------            ------------
                                                                                         31,031,680              33,508,798
   Deduct:
    Treasury stock, 35,385 and 48,561 shares in 2002 and 2001, respectively                (305,192)               (433,814)
    Notes receivable from employees for purchase of Company
      common stock                                                                         (172,741)               (144,956)
    Accumulated other comprehensive income:
      Foreign currency translation adjustment                                            (2,979,436)             (4,301,650)
                                                                                       ------------            ------------
      Minimum pension liability adjustment                                              (11,047,000)            (11,047,000)
                                                                                       ------------            ------------
                                                                                        (14,504,369)            (15,348,650)
                                                                                       ------------            ------------
Total shareholders' equity                                                               16,527,311              17,581,378
                                                                                       ------------            ------------
                                                                                       $ 68,884,773              71,931,533
                                                                                       ============            ============

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                               FOR THREE MONTHS ENDED               FOR NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                          -------------------------------       -------------------------------
                                                              2002               2001               2002               2001
                                                          ------------       ------------       ------------       ------------

Net sales                                                 $ 18,091,498         20,187,908         57,425,249         63,437,940

Special costs                                                       --            491,463                 --            491,463
Cost of sales                                               14,873,811         16,535,741         45,645,629         48,985,469
                                                          ------------       ------------       ------------       ------------
Gross profit                                                 3,217,687          3,160,704         11,779,620         13,961,008

Special operating expenses                                          --            225,955                 --            225,955
Selling, general and
   administrative expenses                                   4,377,557          4,333,007         13,322,940         13,791,600
                                                          ------------       ------------       ------------       ------------
Operating loss                                              (1,159,870)        (1,398,258)        (1,543,320)           (56,547)
Interest expense                                               358,071            433,594            985,882          1,254,152
Other non-operating income, net                                 93,233             55,001            251,516             56,039
                                                          ------------       ------------       ------------       ------------
Loss before income taxes and minority interest              (1,424,708)        (1,776,851)        (2,277,686)        (1,254,660)
Income tax expense                                               9,070             46,828            208,299            206,088
                                                          ------------       ------------       ------------       ------------
Minority interest in net earnings (loss)                      (154,496)            10,181            (45,341)            45,056
                                                          ------------       ------------       ------------       ------------
Net loss                                                    (1,279,282)        (1,833,860)        (2,440,644)        (1,505,804)
                                                          ============       ============       ============       ============
Basic weighted-average outstanding shares                    1,953,061          1,940,669          1,949,699          1,947,857
                                                          ============       ============       ============       ============
Diluted weighted-average outstanding shares                  1,953,061          1,940,669          1,949,699          1,947,857
                                                          ============       ============       ============       ============
Basic loss per share of common stock                      $      (0.66)             (0.94)      $      (1.25)             (0.77)
                                                          ============       ============       ============       ============
Diluted loss per share of common stock                    $      (0.66)             (0.94)      $      (1.25)             (0.77)
                                                          ============       ============       ============       ============
Dividends per share of common stock                       $         --                 --       $         --               0.14
                                                          ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  FOR NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                 2002               2001
                                                                                             ------------       ------------
Cash flows from operating activities:
   Net loss                                                                                  $ (2,440,644)        (1,505,804)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and amortization                                                            2,738,603          2,881,784
       Common and treasury stock issued in connection with
         compensation element of sales to employees
         and employee savings plan                                                                 38,725             33,263
       Minority interest in consolidated subsidiaries                                             (45,341)            45,056
       Change in assets and liabilities:
         Trade accounts receivable                                                              2,626,969         (1,149,555)
         Inventories                                                                            1,695,764           (839,131)
         Billings, costs and estimated earnings on uncompleted contracts                       (3,794,640)          (381,125)
         Prepaid expenses                                                                        (188,088)            93,544
         Accounts payable                                                                        (416,433)          (968,474)
         Customer deposits                                                                        365,142           (776,953)
         Accrued compensation                                                                    (519,797)        (1,161,457)
         Other, net                                                                               606,219            640,770
                                                                                             ------------       ------------
Net cash provided (used) by operating activities                                             $    666,479         (3,088,082)
                                                                                             ------------       ------------
Cash flows from investing activities:
   Additions to property, plant and equipment                                                    (981,724)        (1,279,500)
                                                                                             ------------       ------------
Net cash used by investing activities                                                        $   (981,724)      $ (1,279,500)
                                                                                             ------------       ------------
Cash flows from financing activities:
   Net borrowings (repayments) under line of credit agreements                                   (487,512)         5,846,827
   Repayment of long-term debt                                                                 (1,248,733)        (1,794,633)
   Proceeds from issuance of long-term debt                                                       743,202                 --
   Dividends paid                                                                                      --           (271,921)
   Purchase of treasury stock                                                                          --           (389,830)
   Proceeds from sale of treasury stock                                                                --             18,125
   Payments received on notes receivable from employees                                            25,635             46,280
                                                                                             ------------       ------------
Net cash provided (used) by financing activities                                             $   (967,408)         3,454,848
                                                                                             ------------       ------------
Effect of exchange rate changes on cash and cash equivalents                                      (31,155)          (152,077)
                                                                                             ------------       ------------
Net decrease in cash and cash equivalents                                                    $ (1,313,808)        (1,064,811)
Cash and cash equivalents:
   At beginning of period                                                                       4,996,723          5,101,942
                                                                                             ------------       ------------
   At end of period                                                                          $  3,682,915          4,037,131
                                                                                             ============       ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                               $    908,098       $  1,227,892
      Income taxes                                                                           $     97,060       $    158,694
                                                                                             ============       ============

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                    FOR THREE MONTHS ENDED         FOR NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------

Net loss                                        $ (1,279,282)     (1,833,860)   $ (2,440,644)     (1,505,804)
Other comprehensive loss:
   Foreign currency translation adjustment               863         687,609       1,322,214        (545,927)
                                                ------------    ------------    ------------    ------------
Total comprehensive loss                        $ (1,278,419)     (1,146,251)   $ (1,118,430)     (2,051,731)
                                                ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Basis of Presentation

These interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2001 Annual Report on Form 10-K, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2001 Annual Report.

Business Description and Operations

The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada, European includes Europe and International includes Asia, Latin America, Australia and Africa.

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


Segment information is as follows:

                                               FOR THREE MONTHS ENDED                     FOR NINE MONTHS ENDED
SALES TO UNAFFILIATED  CUSTOMERS     SEPTEMBER 30, 2002    SEPTEMBER 30, 2001    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                     ------------------    ------------------    ------------------    ------------------

Domestic                                $  9,647,677            12,150,249            32,265,112            37,270,097
European                                   6,030,212             5,305,836            17,920,683            16,605,521
International                              2,413,609             2,731,823             7,239,454             9,562,322
                                        ------------          ------------          ------------          ------------
Total                                   $ 18,091,498            20,187,908            57,425,249            63,437,940
                                        ------------          ------------          ------------          ------------

INTERSEGMENT SALES
Domestic                                $  1,506,271             1,572,675             4,695,941             5,417,636
European                                     122,896               211,164               307,444               995,747

OPERATING INCOME (LOSS)
Domestic                                $   (358,928)              109,814              (174,501)            1,404,716
European                                     125,344              (510,946)              297,419                62,826
International                               (408,587)              241,394               (58,465)              993,612
Special expenses - Domestic                       --              (717,418)                   --              (717,418)
Corporate expenses, including R&D           (517,699)             (521,102)           (1,607,773)           (1,800,283)
                                        ------------          ------------          ------------          ------------
Total                                   $ (1,159,870)           (1,398,258)           (1,543,320)              (56,547)
                                        ------------          ------------          ------------          ------------

IDENTIFIABLE ASSETS
Domestic                                $         --                    --            35,830,477            51,384,814
European                                          --                    --            25,100,966            24,068,256
International                                     --                    --             6,076,173             6,012,906
Corporate                                         --                    --             1,877,157             1,875,927
                                        ------------          ------------          ------------          ------------
Total                                   $         --                    --            68,884,773            83,341,903
                                        ------------          ------------          ------------          ------------

Inventories

Inventories at September 30, 2002 and December 31, 2001 consist of the following:

                              SEPTEMBER 30, 2002   December 31, 2001
                              ------------------   -----------------
Raw materials                    $  2,635,363           2,717,478
Work in process                    18,344,780          18,631,086
Finished goods                      3,352,462           4,179,523
                                 ------------        ------------
                                   24,332,605          25,528,087
LIFO reserve                       (1,450,000)         (1,618,000)
                                 ------------        ------------
Total                            $ 22,882,605          23,910,087
                                 ============        ============

Inventories stated on the last-in, first-out (LIFO) basis are valued at $14,008,000 and $17,637,000 at September 30, 2002 and December 31, 2001,
respectively.

Loss per share

The following table sets forth the computation of basic and diluted loss per common share:

                                                        FOR THREE MONTHS ENDED                    FOR NINE MONTHS ENDED
                                               SEPTEMBER 30, 2002   September 30, 2001   SEPTEMBER 30, 2002   September 30, 2001
                                               ------------------   ------------------   ------------------   ------------------
Net loss for basic and diluted earnings
  per share                                       $ (1,279,282)          (1,833,860)          (2,440,644)          (1,505,804)
Weighted average common shares outstanding           1,953,061            1,940,669            1,949,699            1,947,857
Dilutive average common shares outstanding           1,953,061            1,940,669            1,949,699            1,947,857
Basic loss per common share                       $      (0.66)               (0.94)               (1.25)               (0.77)
Diluted loss per common share                     $      (0.66)               (0.94)               (1.25)               (0.77)

Options to purchase 88,453 shares of common stock with a weighted average exercise price of $9.29 per share were outstanding at September 30, 2002. Options to purchase 97,624 shares of common stock with a weighted average exercise price of $9.71 per share were outstanding at September 30, 2001.


Options to purchase 88,453 and 49,624 shares of common stock were not included in the computations of diluted earnings per share for the quarterly and nine month periods ended September 30, 2002 and 2001, respectively, because the options' exercise prices were greater than the average market price of common stock during the periods then ended. Due to the net losses of the Company, the options would be anti-dilutive and would not be included in the diluted loss per share calculation set forth above.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


The Company has reached a summary agreement for a new loan agreement with its principal bank, M&I Marshall and Ilsley Bank ("M&I"). The Company and M&I intend the summary agreement to be binding; however, it does not contain all of the terms to be associated with the lending relationship. The Company and M&I intend to enter into a more fulsome and customary agreement in the fourth quarter of 2002 that will supersede the summary agreement but include its terms. Under the agreement, the long-term revolving loan agreement for $15,500,000 is replaced with a $10,000,000 term loan with a 2 year maturity and 5 year amortization schedule. Principal and interest payments are made monthly and an additional quarterly principal payment is required in the amount of fifty percent of the quarterly excess cash flow. Excess cash flow is defined as consolidated net income plus accrued interest expense, depreciation and amortization and less unfinanced capital expenditures, principal payments on long term debt and capital lease payments. Loan amortization is scheduled as follows: Year 1 at $500,000, Year 2 at $1,500,000, Year 3 at $2,500,000, and Years 4 and 5 at
$2,750,000 per year. Also, under the agreement, the existing $6,000,000 line of credit is replaced by a maximum $12,000,000 line of credit, with the actual amount available calculated from domestic trade accounts receivable and domestic inventory monthly balances. The new line of credit matures on April 30, 2003 with annual renewals. The unused amount of the line of credit ($2,500,000 at September 30, 2002) has a fee of .00375% per year.

Interest rates are determined using LIBOR plus a basis point margin. The basis point margin is determined by the funded debt to EBITDA ratio and ranges from 125 basis points if the ratio is less than 1.5 to 400 basis points if the ratio is 4.0 or greater. These loans are secured by substantially all the Company's U.S. assets.

The new loan agreement contains various covenants that adjust over the term of the agreement. At September 30, 2002, the covenants were as follows: minimum consolidated tangible net worth (defined as consolidated tangible assets minus consolidated liabilities minus adjustments from foreign currency translation, minus net value of certain intangibles and adjustments from minimum pension liability) is equal or greater than $27,000,000, increasing annually by 60% of net income and 75% of other increases in equity; capital expenditures measured annually are limited to net income plus depreciation; funded debt (generally interest bearing debt) to EBITDA ratio of not greater than 9.75:1.00; consolidated debt (total liabilities on the balance sheet) to net worth (adjusted consolidated tangible net worth) ratio is not greater than 2.0:1.0; and consolidated debt service coverage ratio using a rolling four quarter basis (defined as (a) EBITDA over (b) principal payments, interest expense, dividends, repurchase of capital stock of the Company) is 0.60:1.00. As of September 30, 2002, the Company was in compliance with all of these revised covenants.

The lower net sales volume and an effort to improve asset utilization have contributed to the lower "trade accounts receivables" balance (reduced by approximately $1,996,000 with the effect of currency changes and by approximately $2,627,000 without the effect of currency changes) and "inventory" balance (reduced by approximately $1,027,000 with the effect of currency changes and by approximately $1,696,000 without the effect of currency changes) at September 30, 2002 compared to December 31, 2001. A net decrease in 2002 of "billings in excess of costs and estimated earnings on uncompleted contracts" and a net increase in "costs and estimated earnings in excess of billings on uncompleted contracts" in 2002 (which together approximate $3,912,000 with the effect of currency changes and approximate $3,795,000 without the effect of currency changes) primarily came from contracts for projects in the European segment.

During the first nine months of 2002 cash was provided by operations in the amount of approximately $666,000 compared to a use of cash of approximately $3,088,000 for the same period in 2001. The decrease in trade receivables and inventory in the first nine months of 2002 compared to an increase for the same period in 2001 was the primary reason for the change.

The total interest bearing debt decreased by approximately $900,000 during 2002 but the new bank agreement increases the part of total debt that is considered a current liability. The sum of "short term borrowings" and "current installments of long-term debt" increased by approximately $4,200,000 and "long-term debt" decreased by $5,100,000. This was the predominant influence on the decrease in working capital of approximately $5,000,000.

"Depreciation and amortization" decreased slightly to approximately $2,739,000 from approximately $2,882,000 after the effect of the currency changes for the nine-month periods ended September 30, 2002 and 2001, respectively. "Additions to property, plant and equipment" decreased to approximately $982,000 from approximately $1,280,000 after the effect of the currency changes for the nine-month periods ended September 30, 2002 and 2001, respectively.

The Company's consulting actuaries are working to complete their 2002 valuation of the Company's defined benefit pension plan obligation. While the valuation is incomplete and a reasonable estimate is not yet available, it is anticipated that due to decreased discount rates and the impact of losses on plan investment assets, the unfunded employee retirement plan cost will materially increase and a material minimum pension liability adjustment to equity will be required. The adjustment is not a cash item and will be excluded from the Company's debt covenant measurements described above.

The previously announced closing of the Longview facility is progressing and should be completed near the end of the year. The real estate has been put up for sale with a real estate broker and most of the personal property will be sold when the plant is closed. All of the product lines produced in the Longview facility either have been or are in the process of being transferred to the Company's Milwaukee facility.

The Company believes its cash on hand, cash flows from operations and available borrowings under the new short-term and long-term bank credit facilities under the summary agreement discussed above will continue to be sufficient to meet its operating needs.

RESULTS OF OPERATIONS                                                     PAGE 8

Orders increased by 46.6% in the third quarter of 2002 and increased by 8.7% in the first nine months when compared to the same periods in 2001. Backlog of orders at September 30, 2002 increased by 50.9% to approximately $30,860,000 from December 31, 2001. The significant increase in orders in the third quarter was primarily the result of receiving a contract for approximately $11,000,000 for the hydraulic, electric and electronic controls on a forging press being built in France to produce sophisticated forgings for the European aerospace industry and other markets. Orders from the Domestic segment decreased by 16.4% and the International segment decreased by 27.0% in the first nine months of 2002 when compared to the same period in 2001. The European segment orders for the first nine months of 2002 increased by 77.9% from the same period of 2001. Orders for large custom engineered hydraulic and electronic products has been the hardest hit by the global economic slowdown in capital equipment spending in all segments. Although, the activity for quotations on projects to supply custom engineered hydraulic equipment has increased in the third quarter of 2002, the orders for these types of products continues to be depressed.

The extended softness in the fluid power market in the United States caused net sales in the Domestic segment to decrease by 20.6% in the third quarter and 13.4% for the first nine months of 2002 when compared to the same periods in 2001. An increase in orders from the defense industry was the primary reason the European segment net sales increased in the third quarter of 2002 by approximately 13.7% and increased by approximately 7.9% for the first nine months of 2002 when compared to the same periods in 2001. A softness in the forging and capital goods markets in the International segment decreased sales in the third quarter of 2002 by 11.7% and in the first nine months of 2002 by 24.3% when compared to the same periods in 2001. Consolidated net sales decreased in the third quarter of 2002 by 10.4% and in the first nine months of 2002 by 9.5% when compared to the same periods in 2001.

Our reduced employment level and other cost improvements resulted in a decrease in operating expenses in the third quarter and the first nine months of 2002 compared to the same period in 2001.

The decrease in net sales and lower margins due to lower utilization of our production facilities were the primary reasons for the change in operating results in the Domestic segment. Operating results in the Domestic segment changed from an operating income of approximately $110,000 in the third quarter of 2001 to an operating loss of approximately $359,000 in the third quarter of 2002 and operating income of approximately $1,405,000 in the first nine months of 2001 to an operating loss of approximately $175,000 in the first nine months of 2002. The increase in net sales, contracts with higher margins and lower expenses due to a reduced employment level at the Leeds, England factory were the primary reasons for the change in operating results in the European segment. Operating results in the European segment changed from an operating loss of approximately $511,000 in the third quarter of 2001 to operating income of approximately $125,000 in the third quarter of 2002 and operating income of approximately $63,000 in the first nine months of 2001 compared to an operating income of approximately $297,000 in the first nine months of 2002.

The lack of construction contracts, a decrease in net sales, lower margins and cost overruns on jobs in new markets were the primary reasons for the change in operating results in the International segment. Operating results in the International segment changed from operating income of approximately $241,000 in the third quarter of 2001 to an operating loss of approximately $409,000 in the third quarter of 2002 and operating income of approximately $994,000 in the first nine months of 2001 to an operating loss of approximately $58,000 in the first nine months of 2002.

Interest expense has decreased approximately $76,000 in the third quarter of 2002 and decreased by approximately $268,000 in the first nine months of 2002 compared to the same periods in 2001 primarily from the decline in interest rates.

The primary reason for the decrease in net loss per share in the third quarter of 2002 (net loss of $.66) compared to a net loss of $.94 in the third quarter of 2001 was approximately $717,000 of special charges in the third quarter of 2001. The primary reason for the net loss of $1.25 in the first nine months of 2002 compared to a net loss per share of $.77 in the first nine months of 2001 was the decrease in net sales resulting in a lower utilization of production facilities, increased price competition brought on by the long downturn in the industry and a less profitable mix of business.

Non-operating income consists of the following:

                                                   FOR THREE MONTHS ENDED                     FOR NINE MONTHS ENDED
                                          SEPTEMBER 30, 2002   September 30, 2001    SEPTEMBER 30, 2002   September 30, 2001
                                          ------------------   ------------------    ------------------   ------------------
Interest income                              $     38,110               27,519          $     82,940               59,209
Foreign currency exchange gain (loss)              18,574              (16,710)               59,732             (177,682)
Miscellaneous, net                                 36,549               44,192               108,844              174,512
                                             ------------         ------------          ------------         ------------
Non-operating income                         $     93,233               55,001          $    251,516               56,039
                                             ============         ============          ============         ============

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to apply this Statement prospectively to exit or disposal activities initiated after December 31, 2002.

SUBSEQUENT EVENTS

The Company has elected to freeze benefits in The Oilgear Salaried Retirement Plan and the Oilgear Towler Pension Plan, each a defined benefit plan, effective December 31, 2002.

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:

* Continued weakness in the fluid power industry, particularly a reduction in orders of custom products with high value-added features.

* Limitations on the Company's ability to further decrease its costs and to spread its fixed costs over diminishing orders for the Company's products.

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

* Factors affecting the economy generally, including the financial and business conditions of the Company's customers and the demand for customers' products and services that utilize Company products and national events including threats of terrorism.

* Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of the Company's employee benefit plans and cause the Company's stock to cease to be listed on the Nasdaq National Market.

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

INTEREST RATE RISK

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates on the approximately $21,000,000 of floating debt at September 30, 2002. A 100 basis point movement in interest rates on floating rate debt outstanding at September 30, 2002 would result in a change in earnings before income taxes of approximately $210,000 per year.

FOREIGN EXCHANGE RATE RISK

The Company has foreign currency exposures related to intercompany buying and selling in currencies other than the local currencies in which it operates. At September 30, 2002, the payables in US dollars from foreign subsidiaries was approximately $300,000. A 10% change in foreign exchange rates would result in a change in earnings before income taxes of approximately $30,000 per year.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At September 30, 2002, we had one forward exchange contract for 500,000 Euros against the British Pound Sterling at a rate of 1.5945 for delivery in October 2002 compared to the 1.5866 rate at maturity on October 31, 2002 which is a 1,600 British Pound Sterling gain in the fourth quarter of 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           Part II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               See Exhibit Index following the last page of this Form 10-Q which
               Exhibit Index is incorporated herein by reference.


          (b)  Reports on Form 8-K:

               On August 27, 2002, The Oilgear Company filed a report on Form 8-K dated August 27, 2002, to file as an exhibit the press release reporting the closing of its Longview, Texas facility.

               On October 4, 2002, The Oilgear Company filed a report on Form 8-K dated September 24, 2002 to report receipt of a 90-day notice from The Nasdaq Stock Market that the Company has not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued listing on the National Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 14, 2002


                        THE OILGEAR COMPANY
                        Registrant

                        /s/ DAVID A. ZUEGE
                        ---------------------------------------------------
                        David A. Zuege
                        President and CEO
                        (Principal Executive Officer)


                        /s/ THOMAS J. PRICE
                        ---------------------------------------------------
                        Thomas J. Price
                        VP-CFO and Secretary
                        (Principal Financial and Chief Accounting Officer)

                       CEO/CFO CERTIFICATIONS PURSUANT TO
                    SECTION 302 OF SARBANES-OXLEY ACT OF 2002
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, David A Zuege, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Oilgear Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                        /s/ DAVID A. ZUEGE
                        ---------------------------------------------------
                        David A. Zuege
                        President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Thomas J. Price, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Oilgear Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                        /s/ THOMAS J. PRICE
                        ---------------------------------------------------
                        Thomas J. Price
                        Vice President-Chief Financial Officer

                              THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2002


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