Form 10-K
period 2002-12-31
OILGEAR CO
filed 2003-03-31
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER: 000-00822

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)


                WISCONSIN                               39-0514580
        (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

2300 SOUTH 51ST STREET, POST OFFICE BOX 343924,                 53234-3924
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes [ ] No [X]

      The aggregate market value of the Common Stock held by non-affiliates as of June 28, 2002 (the last business day of the registrant's second fiscal quarter) was $5,782,022.

      As of March 25, 2003, 1,955,398 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $2.14 last sale price on March 26, 2003 in the Nasdaq Small Cap Stock Market) held by non-affiliates (excludes a total of 1,052,896 shares reported as beneficially owned by directors and officers or held by Company plans--does not constitute an admission as to affiliate status) was approximately $1,931,354.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2003 are incorporated by reference into Part III of this Form 10-K

                                     PART I

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

PRINCIPAL PRODUCTS, MARKETS AND METHODS OF DISTRIBUTION

The Company's products primarily involve the flow, pressure, and condition control and measurement of liquids, which the Company refers to as Fluid Power. The Company provides advanced technology in the design and production of Fluid Power components, systems and electronic controls. Its product line includes hydraulic pumps, high pressure intensifier pumps, valves, controls, cylinders, motors and fluid meters. The Company manufactures both radial and axial piston type hydraulic pumps in sizes delivering from approximately 4 gallons per minute to approximately 230 gallons per minute at pressures ranging up to 15,000 pounds per square inch. The intensifier pumps are reciprocating pumps operating at pressures up to 120,000 pounds per square inch. The valves manufactured are pressure control, directional control, servo valves and prefill valves for pressures up to 15,000 pounds per square inch. The Company's pumps and valves are controlled through the actions of manual, hydraulic, pneumatic, electric, and electrohydraulic controls or control systems. The Company's bent axis and axial piston motors are produced in sizes ranging from .85 cubic inch per revolution to 44 cubic inches per revolution.

The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components and electronic controls. The Company's global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Our principal products include piston pumps, motors, valves, controls, manifolds, electronics and components, reservoirs, skids, and meters. They are used in disparate industries including primary metals, machine tool, automobile, petroleum, aerospace, civil, construction equipment, chemical, plastic, glass, lumber, rubber and food. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance systems. The Company supports responsive, high quality aftermarket sales and flexible rebuilding services which include exchange, factory rebuild and field repair service, along with customer training.

DOMESTIC SEGMENT

The Company's products are sold in the United States and Canada by sales engineers and by a network of approximately 60 distributors. Sales engineers are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Novi, Michigan; Cleveland and Piqua, Ohio; Dallas, Texas; Atlanta, Georgia; Fairfax, Virginia; Melbourne, Florida and Ajax, Ontario, Canada.

EUROPEAN SEGMENT

The Company's products are sold in Europe directly through 5 wholly owned subsidiaries and by a network of approximately 15 distributors. Sales offices are located in Leeds, England; Paris, France; Hernani, Spain; Hattersheim, Germany; and Montirone, Italy.

INTERNATIONAL SEGMENT

The Company conducts business outside of the United Sates, Canada and Europe by direct export sales and through subsidiary operations providing sales, engineering, manufacturing and field services to customers worldwide. The Company's 100% owned subsidiaries are located in Taren Point- Australia, Taejon City- Korea, Nagoya-Japan, Pachuca-Mexico, and Campinas-Brasil. The Company also has a 51% owned joint venture, Oilgear Towler Polyhydron Pvt. Ltd, located in Belgaum City-India, OSL Offshore Machinery and Deck Systems located in Milwaukee, WI, USA, and a 58% owned joint venture operation located in Taipei-Taiwan, with both companies serving customers with hydraulic products. In the year 2002, the Company acquired 100% ownership of Towler Enterprise Solutions Pvt. Ltd located in Bangalore-India by purchasing the minority interests. This company offers a wide variety of system automation and software products with references worldwide. In addition to the above, the company sells its products through distribution in selected countries.

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

BACKLOG

The Company's backlog of orders believed to be firm as of December 31, 2002 was approximately $29,562,000, a increase of approximately $9,117,000 from the backlog of orders as of December 31, 2001, which was approximately $20,445,000. Except for a large contract to engineer, build and start-up a custom engineered hydraulic power unit with electronic controls, approximately $11,000,000 in anticipated revenue, used to power and control a forty thousand ton open die forging press in central France, the Company expects that substantially all other orders in the backlog will be filled in 2003. A large percentage of the forging press contract will be completed in 2003 and 2004. The Company's backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company's products.

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

RESEARCH AND DEVELOPMENT

The Company's research and development activities are conducted by members of its engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. Due to cost cutting programs, the Company decreased its research and development expenditure during 2002 to approximately $1,600,000 from $2,100,000 in 2001 and 2000. The Company's product development efforts continue to be focused in the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

EMPLOYEES

At December 31, 2002, the Company had approximately 790 employees.

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

DOMESTIC

Oilgear owns a one-story general office and factory building located on 20 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space. In 2002, the Company closed its manufacturing plant in Longview, Texas, constructed of concrete block and steel, which has approximately 44,000 square feet and is currently for sale. The Company leases a 132,000 square foot manufacturing facility located in Fremont, Nebraska. For additional information regarding the lease of the Fremont, NE facility, see "Note 5 - Long Term Debt" in the Notes to Consolidated Financial Statements in
Item 8 of this report.

EUROPEAN

The Company's Oilgear GmbH subsidiary owns a three level concrete block and steel building with approximately 18,500 square feet in Hattersheim, Germany. This office and shop facility is constructed on two acres of land and is subject to a mortgage.

The Company's Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 52,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used for document storage.

The Company's Oilgear Towler S.A. subsidiary owns a two-story manufacturing plant and office constructed of concrete and brick totaling approximately 25,000 square feet on approximately one acre of land in Hernani, Spain.

The Company's Oilgear Towler S.A. subsidiary owns a 12,500 square foot office building constructed of prefabricated steel materials located on approximately one-half acre of land in Paris, France.

The Company's Oilgear Towler S.r.l. subsidiary owns a 15,700 square foot two-story prefabricated concrete building on approximately one acre of land in Montirone, Italy. The facility is used to repair and assemble customer equipment, as well as house sales and service functions.

INTERNATIONAL

The Company leases facilities in all locations except for the Company's Oilgear Towler Polyhydron Pvt. Ltd joint venture. The Company's Oilgear Towler Polyhydron Pvt. Ltd joint venture owns two plants; Plant number 1 is a masonry three story building with approximately 6,000 square feet on approximately 13,000 square feet of land and Plant number 2 is a one story masonry building with approximately 16,000 square feet on approximately 258,000 square feet of land.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

                                           OFFICES AND POSITIONS                          PRESENT OFFICE
     NAME                  AGE              HELD WITH REGISTRANT                            HELD SINCE
     ----                  ---              --------------------                            ----------
David A. Zuege              61          President and Chief Executive Officer;                1996(1)
                                        Director; Member of Executive Committee

Thomas J. Price             59          Vice President - Chief Financial Officer              2000(2)
                                        and Secretary

Hubert Bursch               63          Vice President - European Operations;                 1994(3)
                                        Director

Dale C. Boyke               52          Vice President - Marketing & Sales;                   1997(4)
                                        Director

Robert D. Drake             48          Vice President - International                        2000(5)
                                        Operations; Director



(1)   Mr. Zuege has been a member of the Board of Directors since 1982.

(2) Mr. Price served as Vice President - Finance and Corporate Secretary from 1995 to 1999.

(3)   Mr. Bursch has been a member of the Board of Directors since 1997.

(4)   Mr. Boyke has been a member of the Board of Directors since 1998.

(5) Mr. Drake served as Director of International Sales from 1988 to 1996 and Vice President Asia/Latin American Operations from 1997 to 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's common stock is traded on The Nasdaq Stock Small Cap Market under the symbol OLGR. As of March 27, 2003, the number of record holders of the Company's common stock was 463.

For additional information regarding the Company's common stock and dividend payments, see "Discussion of Financial Position" and "Quarterly Financial Information (Unaudited)" in Item 7 of this report.

In 2002, 2001 and 2000, the Company sold an aggregate of 11,000, 5,100 and 7,000, respectively, of unregistered shares of its common stock ("Shares") pursuant to the Company's Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the "Plan"). The Shares were sold to officers and other key employees in exempt offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $7.92, $9.75 and $8.19 for years 2002, 2001 and 2000, respectively, which was the market bid price on the date of purchase. In payment, thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate purchase price will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.

ITEM 6. SELECTED FINANCIAL DATA.

5 YEAR SUMMARY

OPERATIONS                                    2002           2001            2000            1999            1998
----------                                    ----           ----            ----            ----            ----
Net sales                             $ 75,300,000     82,619,000      92,318,000      90,709,000      96,455,000
Net earnings (loss)                    (5,479,000)    (1,704,000)         774,000       1,328,000         575,000
Basic earnings (loss) per share             (2.81)         (0.88)            0.39            0.67            0.30
Diluted earnings (loss) per share           (2.81)         (0.88)            0.39            0.67            0.29
Dividends per share                             --           0.14            0.28            0.28            0.28

CAPITALIZATION
--------------
Interest bearing debt                $23,195,000      24,694,000      23,331,000      20,719,000      26,700,000
Shareholders' equity                   3,859,000      17,581,000      31,387,000      33,078,000      32,847,000
Total assets                          67,027,000      71,932,000      84,832,000      81,365,000      90,583,000
Book value per share                        1.97            9.05           15.88           16.62           16.74
December 31st stock price*                  3.01            8.50            9.69            6.88           11.00


*The last sale price for the year in the Nasdaq Stock Market or the Nasdaq Small Cap Market, as applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of Results of Operations

Shipments, Orders & Backlog                                   2002            2001           2000
---------------------------                                   ----            ----           ----
Net orders                                             $84,417,000      81,877,000     94,661,000
Percentage increase (decrease)                                3.1%         (13.5%)           8.4%

Net sales (shipments)                                   75,300,000      82,619,000     92,318,000
Percentage increase (decrease)                              (8.9%)         (10.5%)           1.8%

Backlog at December 31                                  29,562,000      20,445,000     21,187,000
Percentage increase (decrease)                               44.6%          (3.5%)          12.4%


A large contract, approximately $11,000,000 in anticipated revenue, for a custom engineered hydraulic power unit with electronic controls used to power and control a forty thousand ton open die forging press being installed in central France was the primary cause for net orders to increase by 3.1% in 2002 compared to 2001. Without this contract net orders would have decreased by 10.3% in 2002. We will use the percentage-of-completion method of accounting for this order. All of the net sales from this contract should be recognized in 2003 and 2004. The continued low level of customer spending for capital goods in 2002 in the Domestic and International geographic segments was the primary cause for an approximately 43% decrease in net sales from engineered construction contracts. This low level of spending caused the Domestic and the International segment's 2002 net sales to decrease approximately 15.8% and 11.3%, respectively, from 2001. The weaker dollar against the British Pound Sterling and the Euro helped the European segment's 2002 net sales to increase by approximately 8.3% from 2001.

A 13.5% decrease in net orders in 2001 led to a 10.5% decrease in net sales, $82.6 million of net sales in 2001 when compared to the $92.3 million of net sales in 2000. The Company uses the percentage-of-completion method of accounting to recognize net sales from its engineered construction contracts. A large order of this type, approximately $3,500,000, was recognized in December 2000; most of the revenue for this order was recognized in 2001, causing net sales from engineered construction contracts using the percentage-of-completion method of accounting to increase by 11.3% in 2001 when compared to 2000. Net sales of product for which the Company does not use the percentage-of-completion method of accounting decreased by 16.3% in 2001 from 2000. The soft demand in the world economy for fluid power products in 2001 had a negative effect on the performance of all three of the Company's geographic segments. The Domestic, European and International segments net sales decreased by 10.3%, 10.4% and 11.5%, respectively in 2001. The strong dollar also accounted for some of the decrease in the European and International segments. The percent change in the average of the foreign currency exchange rates used to convert the results of the European and International segments to US dollars was approximately negative 7% and negative 4%, respectively.

GROSS PROFIT                                                  2002            2001           2000
------------                                                  ----            ----           ----
Gross profit                                          $ 14,389,000      18,860,000     23,743,000
Gross profit margin                                          19.1%           22.8%          25.7%
Percentage increase (decrease)                             (16.2%)         (11.3%)

The large decrease in net sales previously discussed, together with relatively high aggregate sales of products with lower profit margins, were the primary reasons for the decrease in gross profit margin to 19.1% in 2002 from 22.8% in 2001. To offset the decrease in net sales, the Company reduced its labor force by approximately 11% in total, including an approximately 15% decrease in the Domestic segment, reduced pay to salaried workers, kept overtime pay to a minimum, plant shutdowns, outsourced items made in our factories to lower cost vendors, installed lean manufacturing techniques in our factories, negotiated a more favorable three year union contract, and in late 2002, closed our factory in Longview, Texas. These cost decreases were partially offset by cost increases in healthcare benefits, insurance, energy, pension benefits and unfavorable utilization variances created by the lower utilization of our production facilities.

Gross profit margin decreased to 22.8% in 2001 compared to 25.7% in 2000. Gross profit margin was down in 2001 primarily for five reasons. First, the strong US dollar increased pricing pressure due to stronger competition from foreign producers when selling products made in the United States to foreign markets. Second, the recession in the fluid power industry increased competitive pressures because firms competed for a smaller amount of potential orders. Third, we added costs related to the learning curve on new products and applications for those products. Fourth, the approximate $647,000 of special costs in 2001 decreased the margin by approximately .8%. Fifth, lower utilization of production facilities created inefficiencies and unfavorable utilization variances.


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                       2002            2001           2000
-----------------------                                       ----            ----           ----
Research and development                                $1,600,000       2,100,000      2,100,000
Special costs                                              467,000         326,000             --
Selling, general and administrative less
  research and development                              16,411,000      16,368,000     18,965,000
Percentage increase (decrease)                                0.3%         (13.7%)           5.8%
Percent of net sales                                         21.8%           19.8%          20.5%


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, less research and development and special costs, increased by 0.3% in 2002 compared to 2001. The programs to decrease expenses included downsizing the labor force, reducing pay to salaried workers, keeping overtime pay to a minimum, and decreasing employee benefits. These cost decreases were partially offset by cost increases in healthcare benefits, insurance, and pension benefits. Translating stronger foreign currencies into US Dollars, the Euro (up 17.8%), the British Pound Sterling (up 10.6%) and the average of all the other foreign currencies in our International Segment (up slightly) increased operating expenses when compared to 2001 and also offset the decreases made to operating expenses in 2002.

Selling, general and administrative expenses, less research and development decreased by 13.7% in 2001 compared to 2000. During 2001 we aggressively reduced expenses including reducing our workforce by approximately 15% through a combination of early retirements and layoffs. We also reduced the hours and salaries for the remaining employees.

Included in selling, general and administrative expenses are startup expenses and net losses of approximately $800,000 for 2002 and approximately $500,000 for 2001 from OSL Offshore Machinery and Deck Systems (OSL). OSL is a company we invested in during 2001 to expand our oil and gas industry presence. On December 31, 2002 we acquired the remaining interest in this company after absorbing 50% of the net loss generated by OSL in 2002. Accordingly, we have consolidated OSL's financials into The Oilgear Company's financial statements from the date we gained majority ownership.

The Company's research and development expense decreased to $1,600,000 in 2002 compared to $2,100,000 in each of 2001 and 2000. Cost cutting programs in 2002 were the primary reason for the change. The Company continues its commitment to the design and manufacture of new and more efficient hydraulic products to gain new customers and to new applications for the Company's products.

INTEREST EXPENSE decreased by approximately $411,000 in 2002, primarily due to the decrease in interest rates. An increase in interest expense by approximately $86,000 in 2001 was the result of an increase in interest bearing debt, partially offset by lower rates.

INCOME TAX effective rates were 4.9%, 20.0% and 32.0% in 2002, 2001 and 2000, respectively. Changes in the valuation allowance was the principal reason for the fluctuation in effective tax rates. Also see note 8 to the Consolidated Financial Statements for additional reconciliation of the rates.

THE NET LOSS OF $5,479,000 for 2002 was the result of decreased net sales, a higher proportion of products with lower profit margins, special costs of approximately $839,000, increased health care costs, increased pension costs, increased insurance costs, $800,000 of losses and startup charges for OSL, and increased competitive pressure due to a decrease in global capital expenditures.

THE NET LOSS OF $1,704,000 for 2001 was the result of lower margins caused by the global weak demand for fluid power products, approximately $973,000 (pre-tax) of special charges and approximately $500,000 (pre-tax) of startup charges for OSL to increase sales in the oil and gas industry.

OUTLOOK

Entering 2003, the fourth quarter total of net orders was the lowest quarter of net orders since the third quarter of 1994 and the lowest level of backlog since 1996, excluding the order for the $11,000,000 forging machine contract in France. However, in the first two months of 2003 we have seen an improvement. Net orders increased by approximately 9.5% compared to the first two months of 2002 and we are encouraged that the net orders in all three geographic segments have increased in the same two-month period. It is also encouraging that our quoting activity has increased in the past few months and our list of completed proposals for engineered construction contracts has increased as evidenced by increased communication between our engineers and our customers' engineers. However, with all of the uncertainties in the world today, we can't determine at this time whether a recovery has begun, but we hope that we have seen the worst of the current manufacturing recession. A weaker US dollar has continued into the first two months of 2003 which should have a positive effect on net sales and gross margins in the European and International segments. We have achieved substantial savings from cost cutting programs we have initiated during the past three years, (i.e. reducing employment, cutting salaries, reducing benefits and hours, closing facilities in Longview, TX, Novi, MI and Bedford, England, and lower cost outsourcing). However, increasing costs for healthcare, pension, insurance, energy and consulting fees will offset a material part of the savings. As part of our cost reduction and efficiency improvement efforts, we are evaluating downsizing our facility in Leeds, England and moving these operations to a smaller, more efficient facility. We have received a letter of intent to acquire our existing facility for 4,050,000 British Pound Sterling. The offer is contingent upon receiving government authorization to convert the property to residential use and upon our ability to find a suitable site to relocate. It is unlikely that this transaction could be consummated before 2004. The property is on our books at zero value so the transaction may provide a significant capital gain. The large increase in backlog resulting from the $11,000,000 forging machine contract in France and continued pressure to reduce costs should improve the Company's operating income. However, to bring the Company back to profitability in 2003 we need net orders to increase. If there is increased world demand for capital equipment projects that require fluid power technology, then the Company is ready to supply a superior level of technology required to meet those demands.

INFLATION AND CHANGING PRICES

Oilgear uses the LIFO method of accounting for 58% of its inventories and has reserves for obsolete and slow moving inventory. Approximately 91% of the total assets of the Company reside in the United States and Western Europe. These assets are in operation and have been maintained in good condition through the years. Management believes that inflation has not significantly distorted the net earnings (loss) reported by the Company. However, because of inflation and the extent to which these assets have been depreciated, management believes that the book value of the Company, stated in historical dollars at $1.97 per share, significantly understates the current or replacement value of the Company's assets.

QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

2002                                                         FIRST          SECOND          THIRD          FOURTH
----                                                         -----          ------          -----          ------
Net sales                                             $ 20,596,000      18,738,000     18,091,000      17,875,000
Net earnings (loss)                                         24,000     (1,186,000)     (1,279,000)     (3,038,000)
Basic earnings (loss) per share of common
stock                                                         0.01          (0.61)          (0.66)          (1.55)
Diluted earnings (loss) per share of common
stock                                                         0.01          (0.61)          (0.66)          (1.55)
Dividends per share of common stock                             --             --              --              --
Stock price low*                                              6.10            6.11           3.75            2.06
Stock price high*                                             9.00            7.50           6.15            3.85


2001                                                         FIRST          SECOND          THIRD          FOURTH
----                                                         -----          ------          -----          ------
Net sales                                             $ 21,541,000      21,709,000     20,188,000      19,181,000
Net earnings (loss)                                        187,000         141,000     (1,834,000)       (198,000)
Basic earnings (loss) per share of common stock               0.10            0.07          (0.94)          (0.10)
Diluted earnings (loss) per share of common stock             0.10            0.07          (0.94)          (0.10)
Dividends per share of common stock                           0.07            0.07             --              --
Stock price low*                                              7.50            5.87           7.00            6.10
Stock price high*                                            10.50            9.02           9.20            8.61

*High and low sales prices in the Nasdaq Stock Market or the Nasdaq Small Cap Stock Market, as applicable.

DISCUSSION OF FINANCIAL POSITION

The Consolidated Balance Sheets present the Company's financial position at year end compared with the previous year end. This financial presentation provides information intended to assist in assessing factors such as the Company's liquidity and financial resources.

WORKING CAPITAL                                               2002            2001
---------------                                               ----            ----
Current assets                                        $ 44,117,000      48,095,000
Current liabilities                                     17,428,000      21,170,000
Working capital                                         26,689,000      26,925,000
Current ratio                                                 2.53            2.27

Working capital decreased slightly in 2002. Current assets decreased by approximately $3,978,000 and current liabilities decreased by approximately $3,742,00 in 2002 causing the current ratio to increase to 2.53 at December 31, 2002 from 2.27 at December 31, 2001. The decrease in the dollar level of business in 2002 was the primary reason for the decrease in current assets. The changes in current assets in 2002 came from the decrease in trade receivables ($2,054,000), inventory ($2,354,000), other current assets ($262,000) and cash and cash equivalents ($871,000). These decreases were partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts ($1,418,000) and prepaid expenses ($145,000).

The changes in current liabilities in 2002 came from a decrease in short-term borrowings ($5,177,000) resulting from the negotiation of a new bank agreement with an April 30, 2004 expiration date, a decrease in billing in excess of costs and estimated earnings on uncompleted contracts ($1,563,000) and a decrease in current installments of long-term debt ($178,000). These decreases were partially offset by increases in customer deposits ($1,186,000) from cash received as a down payment on the large forging press contract, other accrued expenses ($782,000), accounts payable ($532,000) and accrued compensation and employee benefits ($675,000).


CAPITALIZATION                                                2002            2001
--------------                                                ----            ----
Interest bearing debt                                  $23,195,000      24,694,000
Shareholders' equity                                     3,859,000      17,581,000
Debt and equity                                         27,054,000      42,275,000
Ratio                                                        85.7%           58.4%

The increase in the minimum pension liability adjustment decreased shareholders' equity by $10,200,000 in 2002. The defined benefit pension plans in the United States contributed $7,200,000 to the increase in the minimum pension liability. The continued weakness in the financial equity markets in 2002 resulted in a net investment loss of approximately $2,900,000 on pension plan assets. The actuarial assumption was to earn approximately $1,800,000. Additionally, on pension plan assets the further reduction in long-term interest rates in 2002 from the rates in 2001 resulted in a reduction in the discount rate, which was the primary reason for the increase in pension benefit obligations by approximately $2,500,000. The remaining $3,000,000 of the $10,200,000 pension liability adjustment to shareholders' equity relates to our European operations. It resulted from the same reasons the US pension plans minimum liabilities increased: investment losses and reductions in long-term interest rates.

The Company's Milwaukee union defined benefit plan pension benefits were frozen on December 31, 1998 and the non-union defined benefit plan pension benefits in the United States were frozen at December 31, 2002. The defined benefit plan pension service in the United Kingdom was frozen December 31, 2002. Also see note 9 to the Consolidated Financial Statements.

Other reasons for the change in shareholders' equity were the consolidated net loss in 2002 of approximately $5,479,000 partially offset by the effect of foreign currency rate changes during 2002 causing a $1,890,000 increase in shareholders' equity.

In the fourth quarter of 2002 the Company switched from the Nasdaq National Market to the Nasdaq Small Cap Stock Market because of the decrease in the valuation of its stock. The Company's common stock is traded under the symbol "OLGR".

Oilgear believes it is desirable for its employees to have an ownership interest in the Company. Several programs that are described in note 9 to the Consolidated Financial Statements support this concept.

In December 2000 the Company announced a stock buy back program for a total of 100,000 shares of common stock during the next three years. The Company bought 660, 44,507 and 22,982 shares in 2002, 2001 and 2000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The Company did not comply with all of its bank covenants at September 30, 2002. We negotiated a new agreement in February 2003 and amended and restated it in March 2003. The amended bank agreement extended the revolving loan termination date to April 30, 2004. It has two term loans and a revolving line of credit facility. The first is a term loan with a $500,000 balance as of December 31, 2002 and an annual interest rate of 6.33% with $100,000 monthly payments with the final payment due in April of 2003. The second term loan is a new $10,000,000 loan with an annual interest rate equal to the greater of 5.0% or LIBOR plus 125 to 400 basis points with equal monthly payments totaling $500,000 in 2003 and equal monthly payments in 2004 totaling $1,500,000. The basis points added to LIBOR is determined by the ratio of funded debt to EBITDA, as defined. The revolving line of credit has a bank commitment of $12,000,000 at an annual interest rate equal to the greater of 5.0% or LIBOR plus 125 to 400 basis points. The amount available under the $12,000,000 bank commitment is limited by a formula which is calculated on a weekly basis. The formula includes only Domestic segment assets. These assets include 80% of qualifying trade receivables and 50% of inventory, including inventory subject to percentage of completion contracts, (limited to $7,250,000). The variable interest rate at December 31, 2002 was 5.4%. These loans are secured by substantially all of the Company's domestic assets. The loan agreement contains various covenants that adjust over the term of the agreement. The new bank loan agreement's covenants include the following: the covenant for capital expenditures limits them to not greater than $750,000 for 2003; the covenant for EBITDA, as defined, sets a minimum amount of EBITDA for each quarter in 2003; and the covenant for consolidated net income or loss sets monthly minimums for 2003. The Company is in compliance with all such covenants.

At December 31, 2002, the Company had approximately $3,637,000 of unused borrowings availability under short-term and long-term credit facilities. Interest bearing debt decreased by 6.0% ($1,499,000) at December 31, 2002 compared with year end 2001. Total debt increased by approximately $1,363,000 in 2001. The cash was used to fund the operating activities and additions to property, plant and equipment.

Net cash provided by operating activities was $2,104,000 in 2002 and $1,179,000 in 2001. Despite a net loss of $5,479,000 and a $2,865,000 use of cash in the change from contracts using percentage-of-completion, net cash was provided by operating activities in 2002. The net change from contracts using percentage-of-completion at December 31, 2002 compared to December 31, 2001 was the result of the total decrease of the dollar amount of contracts where billings are greater than costs and profits at December 31, 2002 and the total increase of the dollar amount of contracts where costs and profits are greater than billings at December 31, 2002. The primary reasons for the cash provided in 2002 were depreciation and amortizations of $3,559,000, the decreases in inventory by $3,335,000 and trade accounts receivable by $3,088,000 and the increase in customer deposits by $970,000.

The primary reason for the cash provided by operating activities in 2001 came from the decrease in the amount of contracts on the percentage-of-completion method of accounting and the increase in the billings under those contracts compared to the end of 2000. The aggregate change resulting from these contracts provided $3,442,000 of cash flow in 2001 compared to using $2,381,000 of cash in 2000.

Net property, plant and equipment was $21,148,000 at December 31, 2002 compared to $22,701,000 at December 31, 2001. Capital expenditures in 2002 were $1,368,000 compared to depreciation and amortization of $3,559,000. Capital expenditures in 2001 were $1,771,000 compared to depreciation and amortization of $3,701,000. The Company entered into operating lease agreements for approximately $623,000 and $1,800,000 in 2002 and 2001, respectively, primarily for capital equipment most of which were machines and tools for the Fremont and Milwaukee manufacturing facilities.

The Company did not declare or pay a dividend in 2002 or in the third or fourth quarters of 2001. The Company paid dividends of $.07 per share in the first and second quarters of 2001.

The Company believes its cash on hand, cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts. A more complete description of our accounting policies is presented in note 1 to the Consolidated Financial Statements.

Critical accounting policies are those that are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for percentage-of-completion contracts, accounting for allowances for doubtful accounts receivable, accounting for pensions and accounting for inventory obsolescence.

Accounting for contracts using percentage-of-completion requires estimates of costs to complete each contract. Revenue earned is recorded based on accumulated incurred costs to total estimated costs to perform each contract. Management reviews these estimated costs on a monthly basis and revises costs and income recognized when changes in estimates occur. To the extent the estimate of costs to complete varies, so does the timing of recording profits or losses on contracts.

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

Our accounting for pension benefits is primarily affected by our assumptions about the discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. If plan assets decline due to poor performance by the equity markets and/or long-term interest rates decline, as was experienced in 2002 and 2001, our pension liability increases, ultimately increasing future pension expense. See note 9 to the Consolidated Financial Statements for a more complete discussion of our employee benefit plans.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Consolidated Financial Statements included herein.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:

      - Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made and costs incurred in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

      - Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees.

      - The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations.

      - Factors affecting the economy generally, including the financial and business conditions of the Company's customers, the demand for customers' products and services that utilize the Company products, national and international events such as those of September 11, 2001, the current hostilities in the Middle East, and other threats or acts of terrorism.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British Pound Sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the US Dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease accordingly. If foreign exchange rates would have been collectively 10% weaker against the US Dollar in 2002, the net loss would have increased by approximately $120,000.

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates (see notes 4 and 5 to the Consolidated Financial Statements). A 100 basis point movement in interest rates on floating rate debt outstanding at December 31, 2002 would result in a change in earnings (loss) before income taxes of approximately $215,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At December 31, 2002, the Company had no open forward exchange contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY
The Oilgear Company and Subsidiaries, Years ended December 31, 2002, 2001 and
2000


OPERATIONS                                                                                  2002            2001            2000
----------                                                                          ------------     -----------      ----------
Net sales (note 2)                                                                  $ 75,300,172      82,619,055      92,318,330
Cost of sales (note 3)                                                                60,539,354      63,111,377      68,575,411
Special costs (note 12)                                                                  371,709         647,463              --
                                                                                    ------------     -----------      ----------
Gross profit                                                                          14,389,109      18,860,215      23,742,919
Selling, general and administrative expenses                                          18,011,389      18,468,135      21,065,209
Special costs (note 12)                                                                  467,065         325,955              --
                                                                                    ------------     -----------      ----------
Operating income (loss)                                                               (4,089,345)         66,125       2,677,710
Interest expense                                                                       1,254,504       1,665,798       1,580,043
Other non-operating income, net (note 7)                                                 179,147         214,698         198,716
                                                                                    ------------     -----------      ----------
Earnings (loss) before income taxes and minority interest                             (5,164,702)     (1,384,975)      1,296,383
Income tax expense (note 8)                                                              253,401         276,637         416,000
Minority interest                                                                         60,489          42,199         106,284
                                                                                    ------------     -----------      ----------
Net earnings (loss)                                                                 $ (5,478,592)     (1,703,811)        774,099
                                                                                    ============     ===========      ==========
Basic weighted average outstanding shares                                              1,951,136       1,946,599       1,981,236
                                                                                    ------------     -----------      ----------
Diluted weighted average outstanding shares                                            1,951,136       1,946,599       1,986,330
                                                                                    ------------     -----------      ----------
Basic earnings (loss) per share of common stock                                     $      (2.81)          (0.88)           0.39
                                                                                    ============     ===========      ==========
Diluted earnings (loss) per share of common stock                                   $      (2.81)          (0.88)           0.39
                                                                                    ============     ===========      ==========

SHAREHOLDERS' EQUITY

Common stock (note 9):                                                                 1,990,783       1,990,783       1,990,783

Capital in excess of par value (note 9):                                            $  9,497,906       9,497,906       9,497,906

Retained earnings (note 9):
   Balance at beginning of year                                                       22,020,109      24,020,074      23,794,315
      Net earnings (loss)                                                             (5,478,592)     (1,703,811)        774,099
      Cash dividends declared ($.14 per share in 2001 and $.28
         per share in 2000)                                                                   --        (271,921)       (554,690)
      Gain (loss) on sale of treasury stock                                              (36,473)        (24,233)          6,350
                                                                                    ------------     -----------      ----------
   Balance at end of year                                                             16,505,044      22,020,109      24,020,074
                                                                                    ------------     -----------      ----------
Treasury stock (note 9):
   Balance at beginning of year                                                         (433,814)       (128,207)         (8,800)
      Purchases of 660, 44,507 and 22,982 shares in 2002,
      2001 and 2000, respectively                                                         (4,950)       (396,315)       (189,869)
      Sales to employee benefit plans of 13,836, 10,728 and 9,000 shares in 2002,
      2001 and 2000, respectively                                                        133,572          90,708          70,462
                                                                                    ------------     -----------      ----------
   Balance at end of year                                                               (305,192)       (433,814)       (128,207)
                                                                                    ------------     -----------      ----------
Notes receivable from employees (note 9):
   Balance at beginning of year                                                         (144,956)       (187,200)       (223,819)
      Sales under employee stock purchase plan                                           (87,120)        (49,725)        (57,313)
      Payments received/forgiven on notes                                                 71,021          91,969          93,932
                                                                                    ------------     -----------      ----------
   Balance at end of year                                                               (161,055)       (144,956)       (187,200)
                                                                                    ------------     -----------      ----------
Accumulated other comprehensive loss:
   Foreign currency translation adjustment:
      Balance at beginning of year                                                    (4,301,650)     (3,326,735)     (1,902,374)
         Translation adjustment                                                        1,889,635        (974,915)     (1,424,361)
                                                                                    ------------     -----------      ----------
      Balance at end of year                                                          (2,412,015)     (4,301,650)     (3,326,735)
                                                                                    ------------     -----------      ----------
Minimum pension liability adjustment:
      Balance at beginning of year                                                   (11,047,000)       (480,000)        (70,000)
         Minimum pension liability adjustment                                        (10,209,099)    (10,567,000)       (410,000)
                                                                                    ------------     -----------      ----------
      Balance at end of year                                                         (21,256,099)    (11,047,000)       (480,000)
                                                                                    ------------     -----------      ----------
Total shareholders' equity                                                          $  3,859,372      17,581,378      31,386,621
                                                                                    ============     ===========      ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
The Oilgear Company and Subsidiaries, December 31, 2002 and 2001

ASSETS                                                                                           2002          2001
------                                                                                           ----          ----
Current assets:
   Cash and cash equivalents                                                              $ 4,126,006     4,996,723
   Trade accounts receivable, less allowance for doubtful
      receivables of $259,000 and $212,000 in 2002 and 2001, respectively                  14,948,015    17,002,306
   Costs and estimated earnings in excess of billings on uncompleted contracts (note 3)     1,963,655       545,691
   Inventories (note 3)                                                                    21,555,858    23,910,087
   Prepaid expenses                                                                           670,132       525,056
   Other current assets                                                                       853,532     1,115,213
                                                                                          -----------    ----------
Total current assets                                                                       44,117,198    48,095,076
                                                                                          -----------    ----------

Property, plant and equipment, at cost (notes 4 and 5)
   Land                                                                                     1,001,932       894,699
   Buildings                                                                               11,770,132    11,273,523
   Machinery and equipment                                                                 50,403,018    48,485,065
   Drawings, patterns and patents                                                           5,505,539     5,099,234
                                                                                          -----------    ----------
                                                                                           68,680,621    65,752,521
   Less accumulated depreciation and amortization                                          47,532,145    43,052,001
                                                                                          -----------    ----------
Net property, plant and equipment                                                          21,148,476    22,700,520
Other assets (note 9)                                                                       1,760,858     1,135,937
                                                                                          -----------    ----------
                                                                                          $67,026,532    71,931,533
                                                                                          ===========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY                                                              2002            2001
------------------------------------                                                              ----            ----
Current liabilities:
   Short-term borrowings (note 4)                                                         $    454,091       5,631,036
   Current installments of long-term debt (note 5)                                           1,754,576       1,932,328
   Accounts payable                                                                          5,909,813       5,377,339
   Billings in excess of costs and estimated earnings on uncompleted contracts (note 3)        282,052       1,845,038
   Customer deposits                                                                         2,564,181       1,378,152
   Accrued compensation and employee benefits                                                2,557,508       1,882,457
   Other accrued expenses and income taxes (notes 8 and 12)                                  3,906,164       3,123,705
                                                                                          ------------     -----------
Total current liabilities                                                                   17,428,385      21,170,055
                                                                                          ------------     -----------
Long-term debt, less current installments (note 5)                                          20,985,913      17,130,335
Unfunded employee retirement plan costs (note 9)                                            13,767,971       4,095,945
Unfunded post-retirement health care and life insurance costs (note 9)                       9,100,000       9,900,000
Other noncurrent liabilities                                                                 1,026,699       1,107,365
                                                                                          ------------     -----------
Total liabilities                                                                           62,308,968      53,403,700
                                                                                          ------------     -----------
Minority interest in consolidated subsidiaries                                                 858,192         946,455
Commitments and contingencies (notes 9 and 11)
Shareholders' equity (notes 5 and 9):
   Common stock, par value $1 per share, authorized 4,000,000 shares;
      issued 1,990,783 shares in 2002 and 2001; outstanding 1,955,398 and 1,942,222
      shares in 2002 and 2001, respectively                                                  1,990,783       1,990,783
   Capital in excess of par value                                                            9,497,906       9,497,906
   Retained earnings                                                                        16,505,044      22,020,109
                                                                                          ------------     -----------
                                                                                            27,993,733      33,508,798
   Deduct:
      Treasury stock, 35,385 and 48,561 shares in 2002 and 2001, respectively                 (305,192)       (433,814)
      Notes receivable from employees for purchase of Company
         common stock                                                                         (161,055)       (144,956)
      Accumulated other comprehensive loss:
         Foreign currency translation adjustment                                            (2,412,015)     (4,301,650)
         Minimum pension liability adjustment (note 9)                                     (21,256,099)    (11,047,000)
                                                                                          ------------     -----------
                                                                                           (23,668,114)    (15,348,650)
                                                                                          ------------     -----------
Total shareholders' equity                                                                   3,859,372      17,581,378
                                                                                          ------------     -----------
                                                                                          $ 67,026,532      71,931,533
                                                                                          ============     ===========


See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      The Oilgear Company and Subsidiaries,
                         Years ended December 31, 2002,
                                  2001 and 2000

                                                                                     2002           2001           2000
                                                                                     ----           ----           ----
Cash flows from operating activities:
   Net earnings (loss)                                                        $(5,478,592)    (1,703,811)       774,099
   Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                          3,559,347      3,701,070      3,909,180
         Compensation element of sales of common stock and treasury
            stock to employees and employee savings plan                           52,830         58,899         63,026
         Deferred income taxes                                                    (94,000)       (20,000)       (77,000)
         Minority interest in net earnings of consolidated subsidiaries            60,489         42,199        106,284
         Change in assets and liabilities:
            Trade accounts receivable                                           3,088,423      1,220,640     (1,470,437)
            Inventories                                                         3,334,569       (394,920)    (1,230,165)
            Billings, costs and estimated earnings on uncompleted contracts    (2,864,988)     3,441,730     (2,381,263)
            Prepaid expenses                                                      (88,131)        12,211       (198,344)
            Accounts payable                                                      285,501     (2,258,424)     1,686,572
            Customer deposits                                                     969,595       (275,176)     1,157,954
            Accrued compensation                                                  445,035       (679,352)        93,224
            Other, net                                                         (1,165,736)    (1,965,676)    (3,460,057)
                                                                              -----------     ----------     ----------
Net cash provided (used) by operating activities                              $ 2,104,342      1,179,390     (1,026,927)
                                                                              -----------     ----------     ----------
Cash flows used by investing activities:
   Additions to property, plant and equipment                                  (1,367,890)    (1,770,954)    (2,538,558)
                                                                              -----------     ----------     ----------
Net cash used by investing activities                                         $(1,367,890)    (1,770,954)    (2,538,558)
                                                                              -----------     ----------     ----------
Cash flows provided (used) by financing activities:
   Net borrowings (repayments) under line of credit agreements                 (5,193,835)     4,862,847        650,745
   Borrowing (repayment) of long-term debt                                             --     (3,915,025)    (1,982,352)
   Proceeds from issuance of long-term debt                                     3,610,128        473,413      3,935,317
   Restricted cash used for capital expenditures                                       --             --        555,235
   Dividends paid                                                                      --       (271,921)      (554,690)
   Purchase of treasury stock                                                      (4,950)      (396,315)      (189,869)
   Payments received on notes receivable from employees                            28,167         49,818         50,406
                                                                              -----------     ----------     ----------
Net cash provided (used) by financing activities                              $(1,559,890)       802,817      2,464,792
                                                                              -----------     ----------     ----------
Effect of exchange rate changes on cash and cash equivalents                  $   (47,279)      (316,472)      (495,817)
                                                                              -----------     ----------     ----------
Net decrease in cash and cash equivalents                                        (870,717)      (105,219)    (1,596,510)
                                                                              -----------     ----------     ----------
Cash and cash equivalents:
   At beginning of year                                                         4,996,723      5,101,942      6,698,452
                                                                              -----------     ----------     ----------
   At end of year                                                             $ 4,126,006      4,996,723      5,101,942
                                                                              ===========     ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                $ 1,279,499      1,704,170      1,460,629
      Income taxes                                                            $   121,826        390,036        482,501
                                                                              -----------     ----------     ----------




             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     The Oilgear Company and Subsidiaries,
                  Years ended December 31, 2002, 2001 and 2000

                                                     2002            2001            2000
                                                     ----            ----            ----
Net earnings (loss)                          $ (5,478,592)     (1,703,811)        774,099
Other comprehensive income (loss):
   Foreign currency translation adjustment      1,889,635        (974,915)     (1,424,361)
   Minimum pension liability adjustment       (10,209,099)    (10,567,000)       (410,000)
                                             ------------     -------------    ----------
Total comprehensive loss                     $(13,798,056)    (13,245,726)     (1,060,262)
                                             ============     =============    ==========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Oilgear Company and Subsidiaries, Years ended December 31, 2002, 2001 and
2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A) CONSOLIDATION

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They include the accounts of The Oilgear Company and its subsidiaries (Company), including two joint ventures (one in India in which the Company has a 51% interest and one in Taiwan in which the Company has a 58% interest). During 2002, the Company acquired or obtained the remaining interest in the second Indian joint venture that existed at December 31, 2001 and 2000 and two subsidiaries, OSL Offshore Equipment and Deck Systems and Oilgear Towler Japan Company. These transactions were immaterial to the Company's consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

(B) FOREIGN CURRENCY TRANSLATION

         All assets and liabilities of foreign subsidiaries are translated at the exchange rate prevailing at the balance sheet date and all income and expense accounts are translated at the weighted average exchange rate during the year. Translation adjustments are not included in determining net earnings
(loss), but are a component of accumulated other comprehensive loss in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in net earnings (loss).

(C) CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $876,000 and $611,000 at December 31, 2002 and 2001, respectively, and consisted primarily of money market funds, commercial paper and short-term U.S. Government securities.

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

(E) PROPERTY, PLANT AND EQUIPMENT

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

 (F) REVENUE RECOGNITION

      The Company recognizes revenue on construction contracts on the percentage-of-completion method. Revenue earned is recorded based on the percentage of costs incurred to internal engineering estimates of total costs to perform each contract. Contract costs include all direct material, labor, and those indirect costs related to contract performance. Changes in performance, conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Losses are recognized at the time a loss is projected. Revenue is recognized on sales of products other than percentage-of-completion contracts upon shipment to the customer, which is when the risk of ownership passes.

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

(H) FOREIGN CURRENCY EXCHANGE CONTRACTS

         The Company recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Derivative financial instruments are used by the Company principally in managing its foreign currency exposure. The Company periodically enters into forward foreign exchange contracts to hedge the risk from changes in fair value to unrecognized firm purchase commitments. These firm commitments generally require the Company to exchange U.S. dollars for foreign currencies. The Company does not hold or issue derivative financial instruments for trading purposes. The Company did not have any forward foreign exchange contracts at December 31, 2002. At December 31, 2001, the outstanding forward contract value was 500,000 EURO ($445,750), with a net effective position of 313,578 British Pounds Sterling ($456,569).

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

(J) RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Total research and development expense was approximately $1,600,000 in 2002 and $2,100,000 in 2001 and 2000.

(K) USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

         The weighted-average number of shares outstanding used in calculating basic EPS was 1,951,136 in 2002, 1,946,599 in 2001, and 1,981,236 in 2000. The
weighted-average number of shares outstanding used in calculating diluted EPS was 1,951,136 in 2002, 1,946,599 in 2001, and 1,986,330 in 2000. The difference between the number of shares used in the two calculations for 2000 is due to assumed exercise of employee stock options where the exercise price is less than the market price of the underlying stock. No impact is reflected in 2002 and 2001 because the exercise would be anti-dilutive.

(M) RECLASSIFICATIONS
         Certain amounts as originally reported in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

(2) BUSINESS DESCRIPTION AND OPERATIONS

         The Company manages its operations in three reportable segments based upon geographic area. Domestic is the United States, Canada and certain exports serviced directly by the domestic factories. European is Europe and International is Asia, Latin America, Australia and most of Africa.

         The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components and electronic controls. The Company's global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Our products include piston pumps, motors, valves, controls, manifolds, electronics and components, cylinders, reservoirs, skids, and meters. Industries that use these products include primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance applications. The Company's supports a responsive, high quality aftermarket sales and flexible rebuilding services which include exchange, factory rebuild and field repair service, along with customer education.

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

 Geographic segment information is as follows:

SALES TO UNAFFILIATED                  2002          2001            2000
--------------------------------------------------------------------------------
CUSTOMERS
Domestic                           $ 41,739,000     49,582,000     55,289,000
European                             23,508,000     21,703,000     24,222,000
International                        10,053,000     11,334,000     12,807,000
--------------------------------------------------------------------------------
Total                              $ 75,300,000     82,619,000     92,318,000

INTERSEGMENT SALES
--------------------------------------------------------------------------------
Domestic                              6,278,000      6,828,000      7,282,000
European                                411,000      1,053,000      1,561,000
--------------------------------------------------------------------------------


OPERATING INCOME (LOSS)
--------------------------------------------------------------------------------
Domestic                             (2,076,000)     1,713,000      3,198,000
European                                299,000        181,000        860,000
International                          (254,000)       648,000      1,234,000
Corporate expenses,
   including R&D                     (2,058,000)    (2,476,000)    (2,614,000)
--------------------------------------------------------------------------------
Total                                (4,089,000)        66,000      2,678,000


IDENTIFIABLE ASSETS
--------------------------------------------------------------------------------
Domestic                           $ 32,780,000     40,886,000     51,103,000
European                             26,037,000     22,719,000     25,627,000

International                         6,308,000      6,481,000      6,323,000
Corporate                             1,902,000      1,846,000      1,779,000
--------------------------------------------------------------------------------
Total                              $ 67,027,000     71,932,000     84,832,000

DEPRECIATION AND AMORTIZATION
--------------------------------------------------------------------------------

Domestic                           $  2,546,000      2,753,000      2,888,000
European                                629,000        559,000        653,000
International                            89,000        119,000        126,000
Corporate                               295,000        270,000        242,000
--------------------------------------------------------------------------------
Total                              $  3,559,000      3,701,000      3,909,000

CAPITAL EXPENDITURES
--------------------------------------------------------------------------------
Domestic                           $    518,000        454,000      1,231,000
European                                204,000        848,000        516,000
International                           295,000        132,000        379,000
Corporate                               351,000        337,000        413,000
--------------------------------------------------------------------------------
Total                                $1,368,000      1,771,000      2,539,000

NET SALES BY COUNTRY
--------------------------------------------------------------------------------

United States                      $ 36,700,000     44,946,000     48,116,000
Other                                38,600,000     37,673,000     44,202,000
--------------------------------------------------------------------------------
Net sales                           $75,300,000     82,619,000     92,318,000

NET SALES BY ACCOUNTING
METHOD
--------------------------------------------------------------------------------
Contracts using the                $ 12,248,000     21,584,000     19,388,000
percentage-of-completion

Contracts using the                  63,052,000     61,035,000     72,930,000
completed contracts method

Net sales                          $ 75,300,000     82,619,000     92,318,000


(3) INVENTORIES
 Inventories at December 31, 2002 and 2001 consist of the following:

                                                         2002               2001
Raw materials                                    $  3,177,375          2,717,478
Work in process                                    16,003,824         18,631,086
Finished goods                                      3,880,659          4,179,523
--------------------------------------------------------------------------------
                                                   23,061,858         25,528,087
LIFO reserve                                       (1,506,000)        (1,618,000)
--------------------------------------------------------------------------------
Total                                            $ 21,555,858         23,910,087
================================================================================

         Inventories, stated on the LIFO basis, including amounts allocated to uncompleted contracts, are valued at $12,567,000 and $17,637,000 at December 31, 2002 and 2001, respectively. The remaining inventory is stated on the FIFO or average cost basis.

         During 2002, 2001 and 2000, LIFO inventory layers were reduced. These reductions resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $502,000, $505,000 and $490,000 below the amount that would have resulted from replacing the inventory at prices in effect at December 31, 2002, 2001 and 2000, respectively.

         A summary of costs and estimated earnings on uncompleted contracts at December 31, 2002 and 2001 is as follows:

                                                   2002               2001
--------------------------------------------------------------------------------
Costs incurred                                 $ 2,783,784          5,246,088
Estimated earnings thereon                       1,139,878          1,219,775
--------------------------------------------------------------------------------
                                                 3,923,662          6,465,863
Less billings to date                           (2,242,059)        (7,765,210)
--------------------------------------------------------------------------------
                                                 1,681,603         (1,299,347)
--------------------------------------------------------------------------------
Cost and estimated earnings in excess of
  billings on uncompleted contracts              1,963,655            545,691
--------------------------------------------------------------------------------
Billings in excess of costs and estimated
  earnings on uncompleted contracts               (282,052)        (1,845,038)
--------------------------------------------------------------------------------
                                                 1,681,603         (1,299,347)
--------------------------------------------------------------------------------


(4) SHORT-TERM BORROWINGS

         Both the Company's Indian joint venture and 100% owned Indian subsidiary have $200,000 bank lines of credit. Short-term borrowings under these lines of credit amounted to approximately $316,000 and $380,000 at December 31, 2002 and 2001, respectively. Current borrowings under these lines of credit bear interest ranging from 16.0% to 18.0% as of December 31, 2002. The Indian joint venture also had $48,000 of export receivables at December 31, 2001 that were discounted with a bank and secured by current assets of the Indian joint venture. The Company also has a $500,000 European line of credit that bears interest at the bank's base rate plus 2% (6.0% as of December 31, 2002). Short-term borrowings under this line of credit amounted to approximately $138,000 and $203,000 at December 31, 2002 and 2001, respectively. These lines of credit are collateralized by substantially all assets of the applicable Indian joint venture, Indian subsidiary and European subsidiaries, respectively.

         During 2002, the Company's previous $6,000,000 line of credit in the United States, which was available through April 2002, was refinanced with a $10,000,000 term loan from the same bank with a two-year maturity (see note 5). Short-term borrowings under the previous line of credit were $5,000,000 at December 31, 2001. This previous line of credit bore interest at 4.5% at December 31, 2001, and was collateralized by substantially all domestic property, plant, and equipment.

 (5) LONG-TERM DEBT

   LONG-TERM DEBT CONSISTED OF THE FOLLOWING:                                              2002             2001
Revolving Loan Agreement/Line of Credit                                               $ 9,479,647       13,838,410
Notes payable to banks                                                                 10,500,000        2,045,900
Industrial Revenue Bonds                                                                2,000,000        2,400,000

Note payable to a municipality, due in monthly installments
  through January 2006 at 4.2% per annum                                                  177,182          229,871
Mortgage notes of German subsidiary, payable in Deutsche Marks and due in annual
  installments through 2007 at interest rates ranging from 4.8% to 7.6% per annum         267,335          257,143
Mortgage notes of French subsidiary, payable in French Francs and due in quarterly installments through 2002 at 9.2% and
  9.8% per annum                                                                               --           17,044

Capital leases                                                                            164,806          274,295
Other                                                                                     151,519               --
                                                                                      -----------      -----------
                                                                                       22,740,489       19,062,663
Less current installments                                                               1,754,576        1,932,328
                                                                                      -----------      -----------
Long-term debt, less current installments                                             $20,985,913       17,130,335
                                                                                      ===========      ===========

         The 2001 Revolving Loan Agreement for $15,500,000 was replaced with a $12,000,000 revolving line of credit that was due on April 30, 2003. On March 31, 2003, the line of credit was extended to April 30, 2004. The borrowing base for this new line of credit is limited to 80% of qualifying domestic trade receivables, 50% of domestic inventory (limited to $7,250,000), and 50% of the net assets from domestic contracts accounted for under the percentage of completion method. The annual interest rate is calculated at LIBOR plus 4.0% (5.4% at December 31, 2002). The premium above LIBOR (ranging between 1.0% and 4.0%) is determined by the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization. The Company is required to pay a commitment fee of .375 of 1% per annum on the unused portion of the $12,000,000 commitment.

         The $6,000,000 short-term borrowing (see note 4) and a portion of the balance outstanding under the Revolving Loan Agreement at December 31, 2001 were refinanced with a $10,000,000 term loan from the same bank with a two- year maturity due in October 2004. Principal and interest payments are to be made monthly, as well as a quarterly payment in the amount of fifty percent of the quarterly excess cash flow with a balloon payment of approximately $8,400,000 at October 31, 2004. Excess cash flow is defined as consolidated net income (loss) plus accrued interest expense, depreciation, and amortization and less unfinanced capital expenditures, principal payments on long-term debt, and capital lease payments. The annual interest rate is calculated at LIBOR plus 4.0% (5.4% at December 31, 2002). The premium above LIBOR (ranging between 1.0% and 4.0%) is determined by the ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

         The Company has a note payable bearing interest at 6.3% which requires monthly payments of $100,000 plus interest through May 2003. The balance at December 31, 2002 and 2001 was $500,000 and $1,700,000, respectively.

         The Industrial Revenue Bonds were issued in October 1997 under a capital lease agreement between the County of Dodge, Nebraska and the Company to cover the expansion of the Fremont manufacturing facility and acquisitions of related machine tools. The bonds are remarketed weekly and bear interest at a market rate. The average effective interest rate was 1.7% and 2.8% in 2002 and 2001, respectively. The lease of the Fremont facility requires annual rental amortization payments of $400,000 plus interest through October 2007. The Company has the option to purchase the property during the lease period, and upon termination of the lease the Company will obtain title to the property. The Industrial Revenue Bonds are collateralized by the property and equipment purchased from the bond proceeds. The bond payments are guaranteed by a bank letter of credit that has an annual cost of .75% of the outstanding principal balance of the bonds.


         During 2002, the Company repaid its note payable that had a balance of $345,900 at December 31, 2001. This note bore interest at 7.5% and was payable in monthly installments of $7,100 plus interest through January 2006.

         All borrowings under the revolving line of credit, term loan, and notes payable to banks and municipality are collateralized by substantially all domestic assets.

         Financial covenants in connection with long-term debt provide for, among other things, a specified minimum level of consolidated net worth and working capital and limitations on additional long-term debt and capital expenditures. The Company was in compliance with all financial covenants at December 31, 2002.

         Aggregate annual principal payments for long-term debt maturing during the next five years, including capital leases, are: 2003 - $1,754,576; 2004 - $19,673,314; 2005 - $507,777; 2006- $404,822; and 2007 - $400,000.

(6) LEASES

         The Company has non-cancelable operating leases, primarily for automobiles, equipment, and sales facilities. Rent expense for operating leases during 2002, 2001 and 2000 was $2,649,000, $2,476,000 and $2,389,000,
respectively.

         Future minimum lease payments under non-cancelable operating leases for each of the next five years are: 2003 - $2,484,000; 2004 - $2,203,000; 2005 -
$1,889,000; 2006 - $1,208,000; 2007-

$582,000 and thereafter- $301,000.

(7) OTHER NON-OPERATING INCOME, NET

           Non-operating income consists of the following:

                                             2002          2001          2000
Interest income                            $ 59,694       117,005       160,443
Foreign currency exchange gain (loss)       116,719        19,534       (26,807)
Miscellaneous, net                            2,734        78,159        65,080
                                           --------       -------       -------
                                           $179,147       214,698       198,716
                                           ========       =======       =======

(8)  INCOME TAXES

Income tax expense (benefit) attributable to earnings (loss) before income taxes and minority interest consists of:

                                         2002            2001            2000
Current:
  Federal                           $      --              --              --
  State                                20,000          20,000          65,000
  Foreign                             327,401         276,637         428,000
--------------------------------------------------------------------------------
                                      347,401         296,637         493,000
Deferred)                             (94,000)        (20,000)        (77,000)
--------------------------------------------------------------------------------
Total                               $ 253,401         276,637         416,000
--------------------------------------------------------------------------------

The expected income tax rate based on the U.S. statutory rate of 34% differs from the effective income tax rate as follows:

                                          2002        2001       2000
--------------------------------------------------------------------------------
Computed "expected" income tax rate      (34.0%)     (34.0%)      34.0%
State taxes (net of federal income
  tax effect)                             (6.9)       (4.6)        2.0
Change in balance of valuation
  allowance allocated to
  income tax expense                      46.0        49.8       (18.4)
Unremitted foreign earnings and
  foreign tax rate differential            1.8         7.1        12.2
Other items, net                          (2.0)        1.7         2.2
--------------------------------------------------------------------------------
Effective income tax rate                  4.9%       20.0%       32.0%
================================================================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

                                                 2002             2001
Deferred tax assets:
  Accounts receivable                     $    91,000           60,000
  Compensation                                457,000          526,000

  Warranty reserve                             74,000           54,000
  Employee benefits accruals                8,966,000        5,624,000
  Tax credit carryforwards                  1,829,000        1,812,000
  Net operating loss carryforwards          4,752,000        2,714,000
--------------------------------------------------------------------------------
Total gross deferred tax assets            16,169,000       10,790,000
Less valuation allowance                   12,216,000        6,195,000
--------------------------------------------------------------------------------
Net deferred tax assets                     3,953,000        4,595,000
Deferred tax liabilities:
  Depreciation                              3,542,000        3,969,000
  Inventories                                 391,000          680,000
  Other                                        20,000           40,000
--------------------------------------------------------------------------------
Total gross deferred tax liabilities        3,953,000        4,689,000
--------------------------------------------------------------------------------
Net                                       $         0          (94,000)
================================================================================

         The valuation allowance for deferred tax assets as of January 1, 2001 was $1,282,000. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $6,021,000 and $4,913,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         A portion of the valuation allowance for the year ending December 31, 2002 relates to a deferred tax asset on the unfunded pension liability amount in shareholders' equity. This amount totals $5,304,000 at December 31, 2002. The change in valuation allowance during 2002 with no income statement impact due to this issue is $3,666,000.

         At December 31, 2002 the Company has a U.S. general business tax credit carryforward of approximately $750,000, a Wisconsin tax credit carryforward of approximately $600,000, a foreign tax credit carryforward of approximately $12,000, and an AMT tax credit carryforward of approximately $500,000. The U.S. business tax credits begin expiring in 2004 through 2017, of which $54,000 will expire in 2004. The Wisconsin tax credits begin expiring in 2003 through 2017, of which $17,000 will expire in 2003. The foreign tax credits begin expiring in 2003 through 2007, of which $3,000 will expire in 2003, and the AMT tax credits may be carried forward indefinitely.

         The Company also has a tax operating loss carryforward applicable to two foreign subsidiaries of approximately $2,260,000 which can be carried forward indefinitely and a U.S. regular tax operating loss carryforward of approximately $10,000,000 which will begin to expire in 2018. The Company also has an AMT tax operating loss carryforward of approximately $11,000,000.

         The unremitted earnings of the Company's foreign subsidiaries, on which income taxes have not been provided, are considered permanently invested and aggregated approximately $10,800,000 at December 31, 2002.

(9) EMPLOYEE BENEFIT PLANS
(A) PENSION PLANS

         The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee's compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. The Company's policy is to fund pension costs to conform to the Employee Retirement Income Security Act of 1974.

         Unfunded employee retirement plan costs reflect the excess of the unfunded accumulated benefit obligation over plan assets. This is reflected as an adjustment to accumulated other comprehensive loss in shareholders' equity. Plan assets are primarily invested in The Oilgear Company common stock (135,858 and 115,617 shares at December 31, 2002 and 2001, respectively), money market, equity and long-term bond mutual funds. Data relative to 2002 and 2001 is as follows:

FUNDED STATUS                                                                   2002                  2001
----------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation including vested benefits                    ($26,000,000)          (22,700,000)
Excess of projected benefit obligation over accumulated benefit
obligation                                                                              -           (3,000,000)
----------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                 (26,000,000)          (25,700,000)
Plan assets at fair value                                                      15,300,000            18,600,000
----------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                        (10,700,000)           (7,100,000)
Unrecognized prior service cost                                                         -             (500,000)
Unrecognized net loss from past experience, experience different
from that assumed and effects of changes in assumptions                        18,700,000            15,000,000
----------------------------------------------------------------------------------------------------------------
Prepaid pension costs, included in other assets                                         -                     -
Adjustment for additional minimum liability, reflected as unfunded employee retirement plan costs (accumulated benefit obligation
in excess of plan assets)                                                     (10,700,000)           (4,100,000)
----------------------------------------------------------------------------------------------------------------
Total accrued pension cost                                                   $(10,700,000)           (4,100,000)
================================================================================================================

CHANGE IN PLAN ASSETS                                    2002                2001
-----------------------------------------------------------------------------------
Fair value of plan assets at beginning of year      $ 18,600,000         21,100,000
    Actual return on plan assets                      (2,900,000)        (2,500,000)
    Employer contributions                             1,500,000          1,800,000
    Benefits paid                                     (1,800,000)        (1,600,000)
    Administrative expenses                             (200,000)          (200,000)
    Transfer from Stock Retirement Plan                  100,000                 --
-----------------------------------------------------------------------------------
Fair value of plan assets at end of year            $ 15,300,000         18,600,000
===================================================================================

CHANGE IN PROJECTED BENEFIT OBLIGATION                      2002               2001
---------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year      ($25,700,000)       (23,000,000)
Service cost                                               (500,000)          (400,000)
Interest cost                                            (1,900,000)        (1,800,000)
Benefits paid                                             1,800,000          1,600,000
Actuarial loss                                           (2,600,000)        (2,100,000)
Curtailments                                              2,800,000                 --
Transfer from Stock Retirement Plan                         100,000                 --
---------------------------------------------------------------------------------------
Projected benefit obligation at end of year            ($26,000,000)       (25,700,000)
=======================================================================================

Net pension expense under these plans for the year is comprised of the following:

                                                            2002           2001               2000
                                                     -----------------------------------------------
Service cost                                         $   500,000           400,000           400,000
Interest cost on projected benefit obligation          1,900,000         1,800,000         1,700,000
Expected return on plan assets                        (1,800,000)       (2,000,000)       (1,800,000)
Net amortization of actuarial losses                     900,000           500,000           300,000
Adjustment for curtailment                              (500,000)               --                --
----------------------------------------------------------------------------------------------------
Net pension expense                                  $ 1,000,000           700,000           600,000
====================================================================================================

         The actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 7.00%, 7.75%, and 8.25% in 2002, 2001 and 2000, respectively. There was no rate of increase in compensation levels, but there are projected payments from the Stock Retirement Plan as outlined in the plan's provisions. The expected long-term rate of return used to measure plan assets was 8.9% in 2002 and 10.0% in 2001 and 2000, and the expected rate of return on the assets in the Stock Retirement Plan was 7.0%, 2.6%, and 9.5% in 2002, 2001, and 2000, respectively.

         The Company has a pension plan (UK Plan) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002. Prior actuarial valuations of the UK Plan's liability were less than the fair market value of the plan' assets. Data relative to 2002 is as follows:

FUNDED STATUS                                                                    2002
-----------------------------------------------------------------------------------------
Accumulated benefit obligation including vested benefits                    ($12,950,000)
Excess of projected benefit obligation over accumulated benefit
obligation                                                                    (1,450,000)
-----------------------------------------------------------------------------------------
Projected benefit obligation                                                 (14,400,000)
Plan assets at fair value                                                       9,900,000
-----------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                         (4,500,000)
-----------------------------------------------------------------------------------------
Prepaid pension costs, included in other assets                                        -
Adjustment for additional minimum liability, reflected as unfunded employee  retirement plan costs (accumulated benefit obligation
in excess of plan assets)                                                     (3,050,000)
-----------------------------------------------------------------------------------------
Total accrued pension cost                                                   $(3,050,000)
=========================================================================================

         The actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 6.0% in 2002. The expected long-term rate of return used to measure the plan assets was 7.5% in 2002. Pension expense for the UK Plan was $254,000, $275,000 and $296,000 in 2002, 2001 and 2000, respectively.

         The Stock Retirement Plan is a defined contribution plan covering substantially all domestic salaried employees. The Stock Retirement Plan is noncontributory and provides for discretionary Company contributions based on a percentage of defined earnings of eligible employees. A $100,000 contribution was made to the Stock Retirement Plan in 2002. No contributions were made to the Stock Retirement Plan in 2001 or 2000. The Stock Retirement Plan owned 393,831 and 419,538 shares of the Company's common stock as of December 31, 2002 and 2001, respectively. Certain benefits payable under the Stock Retirement Plan serve to reduce benefits payable under the non-contributory defined benefit retirement plan referred to above.

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

         The amounts charged to expense under the Savings Plan, including the stock discount, were $245,000, $285,000 and $327,000 in 2002, 2001 and 2000, respectively.

The Savings Plan owned 402,213 and 409,838 shares of the Company's common stock as of December 31, 2002 and 2001, respectively.

         The Company also has the Oilgear Milwaukee Shop Savings Plan, under which eligible domestic collective bargaining unit employees may elect, through payroll deductions, to defer from 1% to 15% of their earnings, subject to certain limitations, on a pretax basis. The Company contributes an additional 10% on the first 5% of employee contributions. Contributions are placed in trust for investments in defined funds. The amounts charged to expense were approximately $15,000, $18,000 and $19,000 in 2002, 2001 and 2000, respectively.

         The Company has a savings plan called the Group Personal Pension Plan (the Plan) for eligible United Kingdom employees. The minimum contribution requirement for employees joining the Plan is a gross contribution of 4% of base salary. The maximum contribution is set by the Inland Revenue and depends on the participant's age. The Company pays an amount equal to 4.0% of base salary on March 6 of each year. The Company also pays the cost of the death benefit (two and one half times a participant's base salary) provided under the plan. The expense for this Plan was $22,000, $17,000 and $16,000 in 2002, 2001 and 2000,
respectively.

(C)      EMPLOYEE STOCK PURCHASE PLAN
         The Company has a key employee stock purchase plan under which shares of common stock may be sold to key employees under restricted sales agreements. The shares are sold at the market price at the time of the sale. One-half of the purchase price is payable under a 5% promissory note over a three-year period. The Company forgives the last remaining portion of the purchase price over a three-year period, beginning the year in which the first half is repaid, if employment has continued. The anticipated compensation element of the shares sold, represented by the potential forgiveness of the last one-half of the purchase price is charged to operations on the straight-line basis over the life of the related note. The amounts charged to operations were $38,000, $42,000 and $44,000 in 2002, 2001 and 2000, respectively.

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

         A summary of stock option activity related to the Company's plan is as follows:

                                                                                      Number of shares    Weighted Average price
                                                                                                                       per share
Outstanding at December 31, 2000                                                            103,429                   $   9.46
Granted                                                                                      22,828                   $   9.03
Exercised                                                                                    (3,128)                  $   7.32
Canceled and available for reissue                                                          (22,061)                  $   9.17
Outstanding at December 31, 2001                                                            101,068                   $   9.49

Granted                                                                                      25,251                   $   3.11
Exercised                                                                                      (336)                  $   7.13
Canceled and available for reissue                                                          (27,248)                  $  12.91
Outstanding at December 31, 2002                                                             98,735                   $   6.92
Range of exercise prices of options outstanding at December 31, 2002                              --             $2.71 - $14.50

Options available for grant at December 31, 2002                                              2,209

Other information regarding the Company's stock option plan is as follows:

                                                          2002            2001            2000
----------------------------------------------------------------------------------------------
Options exercisable at end of year                      54,710          55,819          56,378
Weighted-average exercise price of exercisable
  options                                           $     8.22           10.57           11.12

Weighted-average fair value of options granted
  during year                                       $     0.81            1.73            1.27

         At December 31, 2002, the weighted-average remaining contractual lives of stock options outstanding is approximately 3.1 years.

         Had compensation cost for the Company's stock options been recognized using the fair value method, the Company's pro forma operating results would have been as follows:

                                                    2002                2001                2000
------------------------------------------------------------------------------------------------
Net earnings (loss) reported               $  (5,478,592)         (1,703,811)            774,099
Pro forma net earnings (loss)              $  (5,515,330)         (1,739,826)            737,049
Pro forma basic net earnings (loss)
   per share                               $       (2.83)               (.89)                .37
Pro forma diluted net earnings (loss)
   per share                               $       (2.83)               (.89)                .37

The fair value of the Company's stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: 2002- expected volatility of 31% and expected dividend yield of 0%; 2001- expected volatility of 23% and expected dividend yield of 2%; 2000- expected volatility of 23% and expected dividend yield of 3%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company's common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

 (E) DIRECTORS' STOCK PLAN
         The Oilgear Company Directors' Stock Plan provides for directors of Oilgear, eligible to receive directors' fees, to receive Oilgear common stock in lieu of all or part of their directors' fees. There are 15,000 shares authorized for issuance under the plan of which 2,500 shares were issued in 2002 and 2001 and 2,000 shares were issued in 2000. As of December 31, 2002, 1,625 shares remain available for issuance.

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

         The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 2002 and 2001:

                                                                                       2002              2001
----------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation                                    ($7,450,000)       (6,450,000)
Plan assets-fair value                                                                     --                --
----------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation in excess of plan assets            (7,450,000)       (6,450,000)
Unrecognized prior service cost                                                      (200,000)         (250,000)
Unrecognized net gain                                                              (1,450,000)       (3,200,000)
----------------------------------------------------------------------------------------------------------------
Net amount recognized                                                              (9,100,000)       (9,900,000)
================================================================================================================

         The following table presents the plan's changes in accumulated post-retirement benefit obligation

                                                                                       2002              2001
----------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit in excess of plan assets at beginning of       (6,450,000)       (7,720,000)
year

  Service cost                                                                        (60,000)          (61,000)
  Interest cost                                                                      (477,000)         (456,000)
  Benefits paid                                                                       580,000           485,000
  Actuarial gain (loss)                                                            (1,469,000)        1,090,000
  Curtailments and settlements                                                        426,000           212,000
----------------------------------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation in excess of plan assets at
end of year                                                                        (7,450,000)       (6,450,000)
================================================================================================================

Net periodic post-retirement benefit cost includes the following components:

                                                                                     2002               2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Service cost                                                                      $    60,000            61,000            79,000
Interest cost                                                                         477,000           456,000           587,000
Net amortization and deferral                                                        (350,000)         (442,000)         (313,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net periodic post-retirement benefit cost                                         $   187,000            75,000           353,000
===================================================================================================================================

For measurement purposes, the following health care cost assumptions were made:
         For all retiree and active groups, health care costs increase at a rate of 12.0% in 2003, grading down to a rate of 5.0% in the year 2010 and thereafter.

         The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2002 by $154,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2002 by $10,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2002 by $146,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2002 by $11,000. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.00% at December 31, 2002, and 8.0% at December 31, 2001 and 2000.

(10)     FAIR VALUE OF FINANCIAL INSTRUMENTS
       The following methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2002 and 2001: SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

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

      The Company has approximately $7,900,000 in open bank guarantees, letters of credit and insurance bonds covering our performance of contracts and down payment guarantees to our customers in the European and International segments at December 31, 2002.

(12)     SPECIAL CHARGES
At the end of 2002, the Company recorded special charges related to:

(i) a downsizing of the corporate staff, (ii) a closing of the Longview, Texas facility, (iii) a write-off of non-strategic assets. The amount recorded includes $298,000 of employee termination benefits for 22 notified employees, $85,000 for moving expenses and $456,000 of asset write-offs.

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

                                Employee
                              Termination
                                Benefits       Other Costs     Total
Expense accrued                $ 480,000         494,000         974,000
Non-cash charges                      --        (324,000)       (324,000)

Cash expenditures               (380,000)        (15,000)       (395,000)
--------------------------------------------------------------------------
Balance December 31, 2001      $ 100,000         155,000         255,000
Expense accrued                  298,000         541,000         839,000
Non-cash charges                      --        (456,000)       (456,000)
Cash expenditures               (187,000)       (240,000)       (427,000)
--------------------------------------------------------------------------
Balance December 31, 2002      $ 211,000              --         211,000
==========================================================================



ANNUAL REPORT 2002

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

     KMPG LLP is the firm of independent auditors retained to express their opinion as to whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of The Oilgear Company. Their audit procedures include an evaluation and tests of selected transactions, and other audit procedures.

     The Audit Committee of the Board of Directors meets with the independent auditors and the Company's management to review the scope and findings of the audit, review the Company's system of internal control, and review other accounting and financial matters. The Company will continue to conduct its business affairs in accordance with the highest ethical standards.

/s/ DAVID A. ZUEGE
---------------------------------
David A. Zuege, President
and Chief Executive Officer


/s/ T.J. PRICE
---------------------------------
Vice President, Chief Financial
Officer and Secretary


Shareholders and the Board of Directors
The Oilgear Company:


     We have audited the accompanying consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and shareholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Oilgear Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
KPMG LLP

Milwaukee, Wisconsin
March 4, 2003, except for footnote 5, which is as of March 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy
Statement for its Annual Meeting of Shareholders on May 13, 2003 ("2003 Annual Meeting Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2003 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the 2003 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 14. CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on the evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed:

1.       Financial Statements and Report of Independent Auditors Included in
         Part II of this Report.

             Consolidated Statements of Operations and Shareholders' Equity for each of the three years ended December 31, 2002.

             Consolidated Balance Sheets as of December 31, 2002 and 2001.

             Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002.

             Consolidated Statements of Comprehensive Income (Loss).

             Notes to Consolidated Financial Statements.

             Independent Auditors' Report.

2.       Financial Statement Schedules Included in Part IV of this Report.

             Schedule II - Valuation and Qualifying Accounts for each of the years ended December 31, 2002, 2001 and 2000.

             Independent Auditors' Report.

3/27/2003       THE OILGEAR COMPANY AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years ended December 31, 2002, 2001 and 2000

                                                                                              Amounts
                                   Balance at           Charged to                          written off       Balance
                                   beginning            costs and            Other            Net of           at end
                                    of year             expenses        Adjustments (1)     Recoveries         of year
                                    -------             --------        ---------------     ----------         -------
Allowances for losses from
  obsolescence which are
  deducted on the balance
  sheet from inventories

  Year ended
  December 31, 2002                 $ 2,599,671           605,872         178,120           (180,173)         3,203,490
                                    -----------           -------         -------           --------          ---------
  Year ended
  December 31, 2001                 $ 2,561,548           493,759         (49,537)          (406,099)         2,599,671
                                    -----------           -------         -------           --------          ---------
  Year ended
  December 31, 2000                  $2,613,769            92,897        (106,166)           (38,952)         2,561,548
                                    -----------           -------         -------           --------          ---------

          (1) INCLUDES ADJUSTMENTS DUE TO FOREIGN CURRENCY TRANSLATION.

3/27/2003                THE OILGEAR COMPANY AND SUBSIDIARIES
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         Years ended December 31, 2002, 2001 and 2000

                                               ADDITIONS                   DEDUCTIONS
                                  ----------------------------     -------------------------------
                                                                                        AMOUNTS
                                   BALANCE AT        CHARGED TO                        WRITTEN OFF,           BALANCE
                                    BEGINNING        COSTS AND        OTHER               NET OF                AT
                                     OF YEAR          EXPENSES     JUSTMENTS(1)         RECOVERIES          END OF YEAR
                                     -------          --------     ------------         ----------          -----------
Allowances for losses in
  collection which is
  deducted on the balance
  sheet from accounts
  receivable

    Year ended
    December 31, 2002                $211,995          601,820        10,226             (564,934)            259,107

    Year ended
    December 31, 2001                $931,560          (35,392)      (19,019)            (665,154)            211,995

    Year ended
    December 31, 2000                $268,198          477,746        (8,583)             194,199             931,560




          (1) INCLUDES ADJUSTMENTS DUE TO FOREIGN CURRENCY TRANSLATION.

         INDEPENDENT AUDITORS' REPORT

Shareholders and the Board of Directors
The Oilgear Company:

Under date of March 4, 2003, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and shareholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II:
Valuation and Qualifying Accounts, included in Part IV of this report. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

Milwaukee, Wisconsin
       March 4, 2003

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

         On March 28, 2003, The Oilgear Company filed a report on Form 8-K dated March 21, 2003 to report the release of its annual earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY (Registrant)

By /s/ Thomas J. Price                                           March 31, 2003
   -----------------------------------------
       Thomas J. Price, Vice President-
       Chief Financial Officer and
       Corporate Secretary


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

/s/ THOMAS J. PRICE
--------------------------------------------

Thomas J. Price, Vice President - Chief
Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)



/s/ DALE C. BOYKE
--------------------------------------------
Dale C. Boyke, Director

/s/ THOMAS L. MISIAK
--------------------------------------------
Thomas L. Misiak, Director

/s/ ROBERT D. DRAKE
--------------------------------------------
Robert D. Drake, Director

/s/ HUBERT BURSCH
--------------------------------------------
Hubert Bursch, Director

/s/ FRANK L. SCHMIT
--------------------------------------------
Frank L. Schmit, Director

/s/ MICHAEL H. JOYCE
--------------------------------------------
Michael H. Joyce, Director

                                       11

/s/ ROGER H. SCHROEDER
--------------------------------------------
Roger H. Schroeder, Director

/s/ MICHAEL C. SIPEK
--------------------------------------------
Michael C. Sipek, Director

*        Each of these signatures is affixed as of March 31, 2003.

                                 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, David A. Zuege, certify that:

1.    I have reviewed this annual report on Form 10-K of The Oilgear Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                               /s/ David A. Zuege
                               ------------------
                               David A Zuege
                               President and Chief Executive Officer - Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Thomas J Price, certify that:

1.    I have reviewed this annual report on Form 10-K of The Oilgear Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                          /s/ Thomas J. Price
                          -------------------
                          Thomas J Price
                          Vice President - Chief Financial Officer and Secretary

                               THE OILGEAR COMPANY
                               (THE "REGISTRANT")
                         (COMMISSION FILE NO. 000-00822)
                                    * * * * *

                                  EXHIBIT INDEX

                         2002 ANNUAL REPORT ON FORM 10-K

EXHIBIT
FILED                                                                      INCORPORATED HEREIN
NUMBER                                                                                                          FILED WITH
HEREWITH           DESCRIPTION                                             BY REFERENCE TO:                     FILES REPORT
------             -----------                                             ----------------                     ------------

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

*4

4.1            Fifth Amended and Restated                                                                         X
               Credit Agreement between The
               Oilgear Company and M&I Marshall
               & Ilsley Bank dated as of
               March 31, 2003,

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


(c)            Amendment to The Oilgear                                Exhibit 10.4(c) to
               Company Retirement                                      Registrant's 10-K for
               Benefits Equalization Plan                              year ended December 31, 2001
               adopted on December 13,
               2001

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

(c)            Amendment to The Oilgear                  Exhibit 10.5(c) to 1995
               Company Deferred                          10-K
               Directors' Fee Plan
               adopted on December 11,
               1991

(d)            Amendment to The Oilgear                  Exhibit 10.9(d) to
               Company Deferred                          10-K Registrant's 10-K for
               Directors' Fee Plan                       year ended December 31, 2001
               adopted on December 13,
               2001

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

21             Subsidiaries of The                                                                           X
               Oilgear Company

23             Consent of KPMG LLP                                                                           X

24             Power of Attorney                                       Signatures Page in this Report

99.1           Certification Pursuant to 18 U.S.C. Section 1350                                              X

99.2           Certification Pursuant to 18 U.S.C. Section 1350                                              X

* Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

** Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.