Form 10-Q
period 2003-03-31
OILGEAR CO
filed 2003-05-15
CIK 74058

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

                  YES |X|      NO | |

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                  YES | |      NO |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                     Outstanding March 31, 2003
-----------------------------                         --------------------------
Common Stock, $1.00 Par Value                                 1,955,398

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                            MARCH 31, 2003   December 31, 2002
                                                                                  --------------   -----------------
Current assets:
   Cash and cash equivalents                                                       $  4,067,873         4,126,006
   Trade accounts receivable, less allowance for doubtful
    receivables of $259,000 in 2003 and 2002                                         14,382,452        14,948,015
   Costs and estimated earnings in excess of billings on uncompleted contracts        2,560,659         1,963,655
   Inventories                                                                       20,904,472        21,555,858
   Prepaid expenses                                                                   1,168,483           670,132
   Other current assets                                                                 863,251           853,532
                                                                                   ------------      ------------
Total current assets                                                                 43,947,190        44,117,198
                                                                                   ------------      ------------
Property, plant and equipment, at cost
   Land                                                                               1,029,249         1,001,932
   Buildings                                                                         11,928,064        11,770,132
   Machinery and equipment                                                           49,143,405        50,403,018
   Drawings, patterns and patents                                                     5,626,613         5,505,539
                                                                                   ------------      ------------
                                                                                     67,727,331        68,680,621
   Less accumulated depreciation and amortization                                    46,999,466        47,532,145
                                                                                   ------------      ------------
Net property, plant and equipment                                                    20,727,865        21,148,476
Other assets                                                                          1,849,221         1,760,858
                                                                                   ------------      ------------
                                                                                   $ 66,524,276        67,026,532
                                                                                   ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                           $    446,817           454,091
   Current installments of long-term debt                                             1,536,381         1,754,576
   Accounts payable                                                                   6,364,737         5,909,813
   Billings in excess of costs and estimated earnings on uncompleted contracts          530,170           282,052
   Customer deposits                                                                    906,231         2,564,181
   Accrued compensation and employee benefits                                         2,783,607         2,557,508
   Other accrued expenses and income taxes                                            4,090,270         3,906,164
                                                                                   ------------      ------------
Total current liabilities                                                            16,658,213        17,428,385
                                                                                   ------------      ------------
Long-term debt, less current installments                                            21,892,279        20,985,913
Unfunded employee retirement plan costs                                              13,712,111        13,767,971
Unfunded post-retirement health care costs                                            9,040,000         9,100,000
Other noncurrent liabilities                                                          1,060,037         1,026,699
                                                                                   ------------      ------------
Total liabilities                                                                    62,362,640        62,308,968
                                                                                   ------------      ------------
Minority interest in consolidated subsidiaries                                          873,708           858,192
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
    issued 1,990,783 shares                                                           1,990,783         1,990,783
   Capital in excess of par value                                                     9,497,906         9,497,906
   Retained earnings                                                                 15,535,991        16,505,044
                                                                                   ------------      ------------
                                                                                     27,024,680        27,993,733
   Deduct:
    Treasury stock, 35,385 shares                                                      (305,192)         (305,192)
    Notes receivable from employees for purchase of Company
      common stock                                                                     (137,303)         (161,055)
    Accumulated other comprehensive income:
      Foreign currency translation adjustment                                        (2,094,018)       (2,412,015)
      Minimum pension liablility adjustment                                         (21,200,239)      (21,256,099)
                                                                                   ------------      ------------
                                                                                    (23,294,257)      (23,668,114)
                                                                                   ------------      ------------
Total shareholders' equity                                                            3,287,928         3,859,372
                                                                                   ------------      ------------
                                                                                   $ 66,524,276        67,026,532
                                                                                   ------------      ------------

See accompanying notes to consolidated financial statements

                                                                          PAGE 3
            THE OILGEAR COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                                                    FOR QUARTER ENDED
                                                                        MARCH 31,
                                                                  2003              2002
                                                              ------------      ------------
Net sales                                                     $ 20,213,673        20,596,222

Special costs                                                       78,190                --
Cost of sales                                                   15,911,197        15,595,554
                                                              ------------      ------------
Gross profit                                                     4,224,286         5,000,668

Special costs                                                      158,492                --
Selling, general and administrative expenses                     4,738,605         4,596,839
                                                              ------------      ------------
Operating income (loss)                                           (672,811)          403,829
Interest expense                                                   327,994           285,315
Other non-operating income, net                                    168,628             4,507
                                                              ------------      ------------
Earnings (loss) before income taxes and minority interest         (832,177)          123,021
Income tax expense                                                 121,360            46,475
                                                              ------------      ------------
Minority interest in net earnings                                   15,516            52,190
                                                              ------------      ------------
Net earnings (loss)                                           $   (969,053)           24,356
                                                              ============      ============
Basic weighted-average outstanding shares                        1,955,398         1,942,978
                                                              ============      ============
Diluted weighted-average outstanding shares                      1,955,398         1,945,524
                                                              ============      ============
Basic earnings (loss) per share of common stock               $      (0.50)             0.01
                                                              ============      ============
Diluted earnings (loss) per share of common stock             $      (0.50)             0.01
                                                              ============      ============
Dividends per share of common stock                           $         --                --
                                                              ============      ============

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR QUARTER ENDED
                                                                                     MARCH 31,
                                                                                 2003            2002
                                                                             -----------      -----------
Cash flows from operating activities:
   Net earnings (loss)                                                       $  (969,053)          24,356
   Adjustments to reconcile net earnings (loss) to net cash
      provided (used) by operating activities:
       Depreciation and amortization                                             796,033          958,297
       Common and treasury stock issued in connection with
         compensation element of sales to employees
         and employee savings plan                                                 8,126           10,443
       Minority interest in consolidated subsidiaries                             15,516           52,190
       Change in assets and liabilities:
         Trade accounts receivable                                               732,248        1,136,929
         Inventories                                                             696,494          117,622
         Billings, costs and estimated earnings on uncompleted contracts        (329,588)      (2,594,462)
         Prepaid expenses                                                       (489,326)         (15,472)
         Accounts payable                                                        424,271          290,027
         Customer deposits                                                    (1,710,518)          86,043
         Accrued compensation                                                    172,833          256,313
         Other, net                                                               25,278          968,046
                                                                             -----------      -----------
Net cash provided (used) by operating activities                             $  (627,686)       1,290,332
                                                                             -----------      -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                                   (277,595)        (332,201)
                                                                             -----------      -----------
Net cash used by investing activities                                        $  (277,595)        (332,201)
                                                                             -----------      -----------
Cash flows from financing activities:
   Net repayments under line of credit agreements                                (10,314)      (1,030,906)
   Repayment of long-term debt                                                  (371,991)        (380,172)
   Proceeds from issuance of long-term debt                                    1,062,700        1,218,758
   Payments received on notes receivable from employees                           15,626           17,339
                                                                             -----------      -----------
Net cash provided (used) by financing activities                             $   696,021         (174,981)
                                                                             -----------      -----------
Effect of exchange rate changes on cash and cash equivalents                     151,126         (100,268)
                                                                             -----------      -----------
Net increase (decrease) in cash and cash equivalents                             (58,133)         682,882
Cash and cash equivalents:
   At beginning of period                                                      4,126,006        4,996,723
                                                                             -----------      -----------
   At end of period                                                            4,067,873        5,679,605
                                                                             ===========      ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                               $   285,270          375,390
      Income taxes                                                                 7,255           22,217
                                                                             ===========      ===========


                      THE OILGEAR COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                  FOR QUARTER ENDED
                                                       MARCH 31,
                                                  2003           2002
                                               ---------      ---------
Net earnings (loss)                            $(969,053)        24,356
                                               ---------      ---------
Other comprehensive income (loss):
   Foreign currency translation adjustment       317,997       (399,470)
   Minimum pension liability adjustment           55,860             --
                                               ---------      ---------
Total comprehensive loss                       $(595,196)      (375,114)
                                               =========      =========

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation

These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2002 Annual Report on Form 10-K, a copy of which is available upon request. These notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2002 Annual Report on Form 10-K.

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

Segment information is as follows:
                                                   FOR QUARTER ENDED
NET SALES TO UNAFFILIATED CUSTOMERS      MARCH 31, 2003        March 31, 2002
                                         --------------        --------------
Domestic                                  $  9,409,193            11,830,120
European                                     8,446,322             5,956,605
International                                2,358,158             2,809,497
                                          ------------          ------------
Total                                     $ 20,213,673            20,596,222
                                          ------------          ------------

INTERSEGMENT NET SALES
Domestic                                  $  2,105,102             1,398,443
European                                       290,290               108,426

OPERATING INCOME (LOSS)
Domestic                                  $   (611,731)              443,910
European                                       288,692               163,043
International                                  189,869               334,736
Corporate expenses, including R&D             (539,641)             (537,860)
                                          ------------          ------------
Total                                     $   (672,811)              403,829
                                          ------------          ------------

IDENTIFIABLE ASSETS (AT MARCH 31)
Domestic                                  $ 33,156,800            39,830,024
European                                    24,812,635            23,563,232
International                                6,656,886             5,932,295
Corporate                                    1,897,955             1,860,716
                                          ------------          ------------
Total                                     $ 66,524,276            71,186,267
                                          ------------          ------------

                                                                          PAGE 6
Inventories

Inventories at March 31, 2003 and December 31, 2002 consist of the following:

                                         MARCH 31, 2003        December 31, 2002
                                         --------------        -----------------
Raw materials                             $  2,789,606               3,177,375
Work in process                             15,626,376              16,003,824
Finished goods                               3,887,490               3,880,659
                                          ------------            ------------
                                            22,303,472              23,061,858
LIFO reserve                                (1,399,000)             (1,506,000)
                                          ------------            ------------
Total                                     $ 20,904,472              21,555,858
                                          ============            ============

Inventories stated on the last-in, first-out (LIFO) basis were valued at $13,003,000 and $12,567,000 at March 31, 2003 and December 31, 2002,
respectively.

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

                                                                     FOR QUARTER ENDED
                                                              MARCH 31, 2003    March 31, 2002
                                                              --------------    --------------
Net income (loss) for basic and diluted earnings per share       (969,053)            24,356
Weighted average common shares outstanding                      1,955,398          1,942,978
Dilutive stock options                                                 --              2,546
Diluted average common shares outstanding                       1,955,398          1,945,524
Basic earnings (loss) per common share                         $    (0.50)              0.01
Diluted earnings (loss) per common share                       $    (0.50)              0.01

Options to purchase 98,738 shares of common stock with a weighted average exercise price of $6.92 per share were outstanding at March 31, 2003. Options to purchase 95,524 shares of common stock with a weighted average exercise price of $9.48 per share were outstanding at March 31, 2002.

Options to purchase 75,238 and 45,299 shares of common stock were not included in the computations of diluted earnings per share at March 31, 2003 and 2002, respectively, because the options' exercise prices were greater than the average market price of common stock during the three month periods then ended.

Had compensation cost for the Company's stock options been recognized using the fair value method, the Company's pro forma operating results would have been as follows:


                                                              MARCH 31, 2003    March 31, 2002
                                                              --------------    --------------
Net earnings (loss) reported                                    $(969,053)          24,356
Pro forma net earnings (loss)                                   $(975,683)          15,000
Pro forma basic net earnings (loss) per share                      $(0.50)            0.01
Pro forma diluted net earnings (loss) per share                    $(0.50)            0.01


The fair value of the Company's stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: March 31, 2003 - expected volatility of 32% and expected dividend yield of 0%; and March 31, 2002 - expected volatility of 23% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company's common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.


Other

During the fourth quarter of 2001, the Company recorded special charges related to:

(i) an early retirement program, (ii) a downsizing of the corporate staff, (iii) a closing of the Novi, MI facility; (iv) a write-off of non-strategic assets; and (v) and downsizing at the Leeds, England facility. The amount recorded includes $480,000 of employee early retirement and termination benefits for 28 notified employees, $120,000 for abandoned leased facility expenses and $374,000 of equipment, inventory and other assets write-offs.

                                             EMPLOYEE
                                            TERMINATION
                                              BENEFITS      OTHER COSTS      TOTAL
                                            -----------     -----------    ---------
Expenses accrued                             $ 480,000        494,000       974,000
Non-cash charges                                    --       (324,000)     (324,000)
Cash expenditures                             (380,000)       (15,000)     (395,000)
                                             =========      =========     =========
Balance December 31, 2001                      100,000        155,000       255,000
Cash expenditures                             (100,000)      (105,000)     (205,000)
                                             ---------      ---------     ---------
Balance March 31, 2002 **                    $      --         50,000        50,000
                                             =========      =========     =========
** Paid during the third quarter of 2002

During the fourth quarter of 2002 the Company recorded special charges related to:

(i) a downsizing of the corporate staff, (ii) the closing of the Longview, TX facility and (iii) a write-off of non-strategic assets. The amount recorded includes $298,000 of employee termination benefits for 28 notified employees, $85,000 for moving expenses and $456,000 of assets write-offs.


During the first quarter of 2003 the Company continued its restructuring started in 2001 and recorded additional special charges related to:

(i) a downsizing of the corporate staff, and (ii) additional costs to move inventory and equipment formerly in our Longview facility to Milwaukee, WI. The amount recorded includes $176,000 of employee termination benefits for 10 notified employees, and $61,000 for moving expenses.

                              EMPLOYEE
                             TERMINATION
                               BENEFITS      OTHER COSTS      TOTAL
                             -----------     -----------    ---------
Expenses accrued              $ 298,000         541,000        839,000
Non-cash charges                     --        (456,000)      (456,000)
Cash expenditures               (87,000)        (85,000)      (172,000)
                              =========       =========       ========
Balance December 31, 2002       211,000              --        211,000
Expenses accrued                176,000          61,000        237,000
Cash expenditures              (315,000)        (61,000)      (376,000)
                              ---------       ---------       --------
Balance March 31, 2003        $  72,000              --         72,000
                              =========       =========       ========

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The 4.4% decrease ($770,000) in total current liabilities along with a 0.4% decrease ($170,000) in total current assets caused working capital to increase by approximately $600,000 at March 31, 2003 compared to December 31, 2002. One key reason for the decrease in current liabilities was the approximately $1,658,000 decrease in customer deposits. A large customer deposit paid in the fourth quarter of 2002 for the large forging machine order in France was used to pay progress billings for work completed in the first quarter of 2003. Short-term borrowings and current installments of long-term debt decreased in the first quarter of 2003 by approximately $225,000. These decreases were more than offset by increases in accounts payable ($455,000), billings in excess of costs and estimated earnings on uncompleted contracts ($248,000), accrued compensation and pension expense ($226,000), and other accrued expenses ($184,000).

Net cash used by operating activities was approximately $628,000 for the quarter ended March 31, 2003, as compared to approximately $1,290,000 of cash provided in the same quarter in 2002. The net loss of approximately $969,000 was the principal reason why cash was used by operating activities in the first quarter of 2003. Property, plant and equipment additions totaled approximately $278,000 in the first quarter of 2003, which is down slightly from approximately
$332,000 in the first quarter of 2002. Most of the cash used by the property, plant and equipment additions and operating activities was funded by an approximate $700,000 increase in bank borrowings.

The Company believes its cash on hand, anticipated cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs and the Company is in compliance of all bank covenants pertaining to the bank credit agreement. However, given the difficult economy and competitive environment in the Company's markets and the manufacturing challenges associated with some of the Company's products, management is not confident that the Company will be able to continue to satisfy certain of these covenants.

RESULTS OF OPERATIONS

Orders increased by 14.0% in the first quarter of 2003 when compared to the same period in 2002. Backlog of orders at March 31, 2003 has increased by 11.9% to approximately $33,074,000 from approximately $29,562,000 at December 31, 2002. All three segments experienced an increase in orders in the first quarter of 2003. The Domestic segment increased by 7.7%, the International segment increased by 15.4%, and the European segment increased by 14.3%. However, the increase in the European segment was the result of the currency exchange difference from a weaker dollar against the Pound Sterling and Euro. If the currency exchange impact is taken out, the European segment would have a decrease in orders of approximately 6%. The result of the currency exchange difference in the International segment affected the increase only slightly. Except for the third quarter of 2002 when we entered one order for $11,000,000, we received more orders in this quarter than in any other quarter in the last twelve quarters.

The low amount of orders in the fourth quarter of 2002 and the low amount of custom engineered construction contracts in backlog at January 1, 2003 compared to January 1, 2002 in the Domestic and International segments were the primary reasons for the decreases in first quarter 2003 net sales in both the Domestic segment of 20.5% and the International segment of 16.1% compared to the first quarter of 2002. The European segment net sales in the first quarter of 2003 increased by 41.8% when compared to the same period in 2002. After taking out the effect of the currency exchange, the European segment increase in net sales was approximately 21%. The primary reason for the increase in the European segment was the approximately $11,000,000 contract received in the third quarter of 2002 which we commenced and started to recognize percentage-of-completion method revenue and profit during the first quarter of 2003. Consolidated net sales decreased in the first quarter of 2003 by 1.9% when compared to the same period in 2002.

The first quarter of 2003 had a larger proportion of total net sales with lower gross margins than the first quarter of 2002. Also, operating problems at our Fremont, NE plant adversely affected pump deliveries and decreased gross profit by as much as $500,000 in the first quarter of 2003. We are currently evaluating and addressing the problem. Special costs and increased expenses relating to retirement and health care benefits in the first quarter of 2003 also lowered gross profit. For the above reasons the gross margin percentage decreased to 20.9% for the first quarter of 2003 from 23.7% for the first quarter of 2002.

The effects of translating stronger foreign currencies into US dollars, together with increased health care expenses, increased insurance expenses, increased retirement benefit expenses and special expenses related to employee reductions were the primary reasons for the 9.4% increase in operating expenses in the first quarter of 2003 compared to the same quarter in 2002.

Interest expense increased approximately $43,000 in the first quarter of 2003 compared to the same period of 2002 primarily from an increase in interest rates.

The primary reasons for the decrease from diluted net earnings per share of $.01 in the first quarter of 2002 to a net loss per share of $.50 in the first quarter of 2003 were the decrease in gross profit and the increase in operating expenses described above.



Non-operating income consists of the following:

                                                FOR QUARTER ENDED
                                         MARCH 31, 2003       MARCH 31, 2002
                                         --------------       --------------
Interest income                             $ 10,349              6,306
Foreign currency exchange gain (loss)         46,009            (32,429)
Miscellaneous, net                           112,270             30,630
                                            --------           --------
Non-operating income                        $168,628              4,507
                                            ========           ========

The primary reason for the increase in miscellaneous income in the first quarter of 2003 compared to the same quarter in 2002 was the gain on the sale of machinery and equipment at our closed Longview, TX plant. The Longview land and building are also for sale and listed with a real estate broker. We are also in the process of selling our facility in Leeds, England. We have received a letter of intent to acquire our Leeds facility for 4,050,000 Pounds Sterling and expect to sign a contingent contract in May 2003. The offer is contingent upon receiving government authorization to convert the property to residential use and upon our ability to find a suitable site to which we could relocate. It is unlikely that this transaction would be consummated before 2004. The property is on our books at a zero value and, as a result, the transaction has the potential to provide us with a significant capital gain.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company applied the provisions of SFAS 146 in measuring and reporting the special charges recognized in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the Company's financial statements. The disclosure requirements were effective for the Company year ended December 31, 2002, and likewise did not have a significant impact on the Company's financial statements in the first quarter of 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending December 31, 2002 and the remaining components were effective beginning May 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (the "Interpretation"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company's financial statements.

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's propects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the
Company:

* Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in United States dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability;

* Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees;

* The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations;

* Factors affecting the economy generally, including the financial and business conditions of the Company's customers, the demand for customers' products and services that utilize the Company products, national and international events such as those of September 11, 2001, the current hostilities in the Middle East, and other threats or acts of terrorism;

* Factors affecting the fair market value of the Company's common stock or other factors that would negatively impact the funding of the employee benefit plans;

* Factors affecting the Company's financial performance or condition, including tax legislation, unanticipated restrictions on the Company's ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations;

* The cost and other effects of claims involving the Company's products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims;

* Factors affecting the Company's ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices and financing with acceptable terms; and

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British Pound Sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, decrease or increase accordingly.

INTEREST RATE RISK

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to U.S. interest rates on the approximately $23,000,000 of floating rate debt outstanding at March 31, 2003. A 100 basis point movement in interest rates on floating rate debt outstanding at March 31, 2003 would result in a change in earnings or loss before income taxes of approximately $230,000 per year.

FOREIGN EXCHANGE RATE RISK

If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first quarter of 2003, the net loss would have increased by approximately $140,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At March 31, 2003, the Company had one exchange contract for 600,000 Euros against Pounds Sterling at a rate of 1.5951 for delivery between May 16, 2003 and June 13, 2003.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13d-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) designed to provide reasonable assurance that material information about the Company is made known to the officers certifying this report, and accordingly is reflected in our SEC reports, including this report. Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Change in Internal Controls

There have been no significant changes in our internal controls (that are designed to provide reasonable assurance as to the reliability of our published financial statements) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                        Part II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      See Exhibit Index following the last page of this Form 10-Q which Exhibit Index is incorporated herein by reference.

(b)   Reports on Form 8-K:

      On March 28, 2003, The Oilgear Company filed a report on Form 8-K dated March 21, 2003 to furnish as an exhibit the press release reporting its annual earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 2003

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

CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, David A. Zuege, certify that:

      1     I have reviewed this quarterly report on Form 10-Q of The Oilgear
            Company;

      2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4 The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5 The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6 The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                               /s/ David A. Zuege
                               -------------------------------------------------
                               David A. Zuege
                               President and Chief Executive Officer - Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Thomas J Price, certify that:

      1     I have reviewed this quarterly report on Form 10-Q of The Oilgear
            Company;

      2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4 The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5 The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6 The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                        /s/ Thomas J. Price
                                        ----------------------------------------
                                        Thomas J. Price
                                        Vice President - Chief Financial Officer
                                        and Secretary

                               THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                  EXHIBIT INDEX

                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2003

Exhibit
Number              Exhibit Description                         Filed Herewith
-------             -------------------                         --------------

 99.1    Chief Executive Officer's Certification Pursuant to
         18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002                 X

 99.2    Chief Financial Officer's Certification Pursuant to
         18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002                 X