Form 10-Q
period 2003-06-30
OILGEAR CO
filed 2003-08-14
CIK 74058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June  30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________   to ____________________

Commission file number 000-00822
                       ---------

                               THE OILGEAR COMPANY
             (Exact name of registrant as specified in its charter)

                    Wisconsin                            39-0514580
--------------------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification No.)

           2300 South 51st Street,
           Post Office Box 343924,
            Milwaukee, Wisconsin                       53234-3924
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code  (414) 327-1700
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

                         YES ______                NO__X___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding June 30, 2003
--------------------------------------------------------------------------------
    Common Stock, $1.00 Par Value                 1,955,398

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                            JUNE 30, 2003     DECEMBER 31, 2002
======================================================================================================================
Current assets:
   Cash and cash equivalents                                                       $  4,549,541             4,126,006
   Trade accounts receivable, less allowance for doubtful
    receivables of $261,000 and $259,000 in 2003 and 2002, respectively              13,815,908            14,948,015
   Costs and estimated earnings in excess of billings on uncompleted contracts        4,718,047             1,963,655
   Inventories                                                                       20,640,354            21,555,858
   Prepaid expenses                                                                   1,664,728               670,132
   Other current assets                                                                 821,589               853,532
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 46,210,167            44,117,198
----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
   Land                                                                               1,071,797             1,001,932
   Buildings                                                                         12,160,377            11,770,132
   Machinery and equipment                                                           49,871,259            50,403,018
   Drawings, patterns and patents                                                     5,704,058             5,505,539
----------------------------------------------------------------------------------------------------------------------
                                                                                     68,807,491            68,680,621
   Less accumulated depreciation and amortization                                    48,284,974            47,532,145
----------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                    20,522,517            21,148,476
Other assets                                                                          1,700,444             1,760,858
----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 68,433,128            67,026,532
-----------------------------------------------------------------------------------===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
======================================================================================================================
Current liabilities:
   Short-term borrowings                                                           $  1,672,670               454,091
   Current installments of long-term debt                                             1,579,433             1,754,576
   Accounts payable                                                                   6,503,962             5,909,813
   Billings in excess of costs and estimated earnings on uncompleted contracts          231,669               282,052
   Customer deposits                                                                    790,101             2,564,181
   Accrued compensation and employee benefits                                         3,244,764             2,557,508
   Other accrued expenses and income taxes                                            4,212,495             3,906,164
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            18,235,094            17,428,385
----------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                            21,918,746            20,985,913
Unfunded employee retirement plan costs                                              13,855,561            13,767,971
Unfunded post-retirement health care costs                                            8,900,000             9,100,000
Other noncurrent liabilities                                                            824,898             1,026,699
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    63,734,299            62,308,968
----------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                          893,492               858,192
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
    issued 1,990,783 shares                                                           1,990,783             1,990,783
   Capital in excess of par value                                                     9,497,906             9,497,906
   Retained earnings                                                                 15,359,601            16,505,044
----------------------------------------------------------------------------------------------------------------------
                                                                                     26,848,290            27,993,733
   Deduct:
    Treasury stock, 35,385 shares                                                      (305,192)             (305,192)
    Notes receivable from employees for purchase of Company
      common stock                                                                     (120,118)             (161,055)
    Accumulated other comprehensive income:
      Foreign currency translation adjustment                                        (1,273,954)           (2,412,015)
      Minimum pension liablility adjustment                                         (21,343,689)          (21,256,099)
----------------------------------------------------------------------------------------------------------------------
                                                                                    (22,617,643)          (23,668,114)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            3,805,337             3,859,372
----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 68,433,128            67,026,532
-----------------------------------------------------------------------------------===================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THREE MONTHS ENDED                    FOR SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                              2003             2002                    2003             2002
=============================================================================================================================
Net sales                                             $ 20,609,705       18,737,528            $ 40,823,378       39,333,751

Special costs                                                    -                -                  78,190                -
Cost of sales                                           15,504,945       14,945,806              31,416,141       30,541,360
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                             5,104,760        3,791,722               9,329,047        8,792,391

Special costs                                               59,520                -                 218,012                -
Selling, general and administrative expenses             4,831,611        4,579,002               9,570,216        9,175,840
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                    213,629         (787,280)               (459,181)        (383,449)
Interest expense                                           334,559          342,497                 662,553          627,812
Other non-operating income, net                             54,861          153,776                 223,487          158,283
-----------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and minority interest             (66,069)        (976,001)               (898,247)        (852,978)
Income tax expense                                          90,537          152,754                 211,898          199,229
-----------------------------------------------------------------------------------------------------------------------------
Minority interest in net earnings                           19,784           56,965                  35,300          109,155
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                              $   (176,390)      (1,185,720)           $ (1,145,445)      (1,161,362)
------------------------------------------------------=======================================================================
Basic weighted-average outstanding shares                1,955,398        1,952,949               1,955,398        1,947,991
------------------------------------------------------=======================================================================
Diluted weighted-average outstanding shares              1,955,398        1,952,949               1,955,398        1,947,991
------------------------------------------------------=======================================================================
Basic loss per share of common stock                  $      (0.09)           (0.61)           $      (0.59)           (0.60)
------------------------------------------------------=======================================================================
Diluted loss per share of common stock                $      (0.09)           (0.61)           $      (0.59)           (0.60)
------------------------------------------------------=======================================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 4
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         2003              2002
================================================================================================
Cash flows from operating activities:
   Net loss                                                       $(1,145,445)       (1,161,362)
   Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
       Depreciation and amortization                                1,594,603         1,846,937
       Common and treasury stock issued in connection with
         compensation element of sales to employees
         and employee savings plan                                     16,252            19,596
       Minority interest in consolidated subsidiaries                  35,300           109,155
       Change in assets and liabilities:
         Trade accounts receivable                                  1,713,892         1,965,820
         Inventories                                                1,353,993         1,064,863
         Billings, costs and estimated earnings on uncompleted
           contracts                                               (2,656,710)       (3,699,166)
         Prepaid expenses                                            (946,025)         (307,997)
         Accounts payable                                             433,062           447,066
         Customer deposits                                         (1,909,985)         (197,457)
         Accrued compensation                                         528,451             9,645
         Other, net                                                   (88,563)          762,230
------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                  $(1,071,175)          859,330
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                        (589,714)         (701,490)
------------------------------------------------------------------------------------------------
Net cash used by investing activities                              $ (589,714)         (701,490)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds (repayments) under line of credit
      and short-term borrowing agreements                           1,174,757          (631,639)
   Repayment of long-term debt                                       (712,440)         (824,598)
   Proceeds from issuance of long-term debt                         1,441,007         1,491,574
   Payments received on notes receivable from employees                24,686            23,313
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         $ 1,928,010            58,650
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents          156,413            80,584
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             423,535           297,074
Cash and cash equivalents:
   At beginning of period                                           4,126,006         4,996,723
------------------------------------------------------------------------------------------------
   At end of period                                                 4,549,541         5,293,797
------------------------------------------------------------------==============================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                    $   598,987           597,415
      Income taxes                                                     50,323            78,965
                                                                  ==============================


                      THE OILGEAR COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                   FOR THREE MONTHS ENDED             FOR SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                    2003           2002               2003            2002
-----------------------------------------------------------------------------------------------------------
Net loss                                      $ (176,390)    (1,185,720)       $(1,145,445)     (1,161,362)
Other comprehensive income (loss):
   Foreign currency translation adjustment       820,062      1,720,821          1,138,059       1,321,351
   Minimum pension liability adjustment         (143,450)             -            (87,590)
-----------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)              $ 500,222        535,101          $ (94,976)        159,989
--------------------------------------------===============================================================

See accompanying notes to consolidated financial statements.

                                                                          PAGE 5
                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2002 Annual Report on Form 10-K, a copy of which is available upon request. These financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2002 Annual Report on Form 10-K.

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

Segment information is as follows:

                                               FOR THREE MONTHS ENDED               FOR SIX MONTHS ENDED
NET SALES TO UNAFFILIATED  CUSTOMERS       JUNE 30, 2003    JUNE 30, 2002      JUNE 30, 2003    JUNE 30, 2002
=============================================================================================================
Domestic                                    $ 11,003,506       10,787,314         20,412,699       22,617,435
European                                       7,069,985        5,933,866         15,516,307       11,890,471
International                                  2,536,214        2,016,348          4,894,372        4,825,845
-------------------------------------------------------------------------------------------------------------
Total                                       $ 20,609,705       18,737,528         40,823,378       39,333,751
-------------------------------------------------------------------------------------------------------------

INTERSEGMENT NET SALES
=============================================================================================================
Domestic                                    $  1,583,593        1,791,227          3,688,695        3,189,670
European                                         196,326           76,122            486,616          184,548

OPERATING INCOME (LOSS)
=============================================================================================================
Domestic                                    $    158,409         (259,483)          (453,322)         184,427
European                                         396,653            9,033            685,345          172,075
International                                    209,540           15,386            399,409          350,122
Corporate expenses, including R&D               (550,973)        (552,216)        (1,090,613)      (1,090,073)
-------------------------------------------------------------------------------------------------------------
Total                                       $    213,629         (787,280)          (459,181)        (383,449)
-------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS (AT JUNE 30, 2003)
=============================================================================================================
Domestic                                    $          -                -         34,562,000       38,072,159
European                                               -                -         24,936,268       25,590,913
International                                          -                -          7,069,339        6,709,496
Corporate                                              -                -          1,865,521        1,881,945
-------------------------------------------------------------------------------------------------------------
Total                                       $          -                -         68,433,128       72,254,513
-------------------------------------------------------------------------------------------------------------

                                                                          PAGE 6
Inventories

Inventories at June 30, 2003 and December 31, 2002 consist of the following:

                               JUNE 30, 2003     DECEMBER 31, 2002
                            ======================================
Raw materials                    $ 2,602,438             3,177,375
Work in process                   15,661,605            16,003,824
Finished goods                     3,645,311             3,880,659
---------------------------                  ----------------------
                                  21,909,354            23,061,858
LIFO reserve                      (1,269,000)           (1,506,000)
-------------------------------------------------------------------
Total                            $20,640,354            21,555,858
===================================================================

Inventories stated on the last-in, first-out (LIFO) basis are valued at $14,045,000 and $12,567,000 at June 30, 2003 and December 31, 2002,
respectively.


Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

                                                            FOR THREE MONTHS ENDED                   FOR SIX MONTHS ENDED
                                                        JUNE 30, 2003     JUNE 30, 2002        JUNE 30, 2003    JUNE 30, 2002
                                                      ========================================================================
Net loss for basic and diluted earnings (loss) per share   $ (176,390)       (1,185,720)          (1,145,445)      (1,161,362)
Weighted average common shares outstanding                  1,955,398         1,952,949            1,955,398        1,947,991
Dilutive stock options                                              -                 -                    -                -
Dilutive average common shares outstanding                  1,955,398         1,952,949            1,955,398        1,947,991
Basic loss per common share                                $    (0.09)            (0.61)               (0.59)           (0.60)
Diluted loss per common share                              $    (0.09)            (0.61)               (0.59)           (0.60)

Options to purchase 95,717 shares of common stock with a weighted average exercise price of $6.68 per share were outstanding at June 30, 2003. Options to purchase 94,900 shares of common stock with a weighted average exercise price of $9.47 per share were outstanding at June 30, 2002.

Options to purchase 72,217 and 89,000 shares of common stock were not included in the quarterly and six month periods ended June 30, 2003 and 2002, respectively, computations of diluted earnings per share because the options' exercise prices were greater than the average market price of common stock during the three and six month periods then ended.

Had compensation cost for the Company's stock options been recognized using the fair value method, the Company's pro forma operating results would have been as follows:

                                                                              THREE MONTHS      THREE MONTHS
                                          JUNE 30, 2003     JUNE 30, 2002     JUNE 30, 2003     JUNE 30, 2002
                                          =============     =============     =============     =============
Net loss reported                          ($1,145,445)      (1,161,362)         ($176,390)      (1,185,720)
Pro forma net loss                         ($1,158,706)      (1,171,744)         ($183,020)      (1,195,076)
Pro forma basic net loss per share              ($0.59)           (0.60)            ($0.09)           (0.61)
Pro forma diluted net loss per share            ($0.59)           (0.60)            ($0.09)           (0.61)

The fair value of the Company's stock options used to compute pro forma net loss and loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions: June 30, 2003- expected volatility of 38% and expected dividend yield of 0%; June 30, 2002- expected volatility of 23% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company's common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized and expensed over the options' vesting period.

                                                                         PAGE 7
Other

During the fourth quarter of 2002 the Company recorded special charges related to:

(i) a downsizing of the corporate staff; (ii) the closing of the Longview, TX facility; and (iii) a write-off of non-strategic assets. The amount recorded includes $298,000 of employee termination benefits for 28 notified employees, $85,000 for for moving expenses and $456,000 of assets write-offs.

During the first six months of 2003 the Company continued its restructuring started in 2001 and recorded additional special charges related to:

(i) a further downsizing of corporate staff; and (ii) additional costs to move the manufacturing processes former conducted at the Longview, TX facility to our Milwaukee plant. The amount recorded includes $235,000 of employee termination benefits for 15 notified employees, and $61,000 for moving expenses.

                                                 EMPLOYEE
                                                TERMINATION
                                                 BENEFITS                 OTHER COSTS                  TOTAL
Expenses accrued                                $ 298,000                   541,000                   839,000
Non-cash charges                                        -                  (456,000)                 (456,000)
Cash expenditures                                 (87,000)                  (85,000)                 (172,000)
--------------------------------------------------------------------------------------------------------------
Balance December 31, 2002                         211,000                         -                   211,000
Expenses accrued                                  235,000                    61,000                   296,000
Cash expenditures                                (433,000)                  (61,000)                 (494,000)
                                                --------------------------------------------------------------
Balance June 30, 2003                           $  13,000                         -                    13,000
                                                ==============================================================

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The 4.7% increase (approximately $2,093,000) in total current assets along with a 4.6% increase (approximately $807,000) in total current liabilities caused working capital to increase by approximately $1,286,000 at June 30, 2003 compared to December 31, 2002. Items contributing to the increase in working capital are the following: (1) an increase in the dollar amount of work in progress from construction contracts at June 30, 2003 in the Domestic and International segments when compared to December 31, 2002 and the increase in the work in progress on the large forging machine contract received during 2002 in the European segment which caused the approximately $2,754,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts; (2) progress payments on contracts at December 31, 2002 have been offset against costs and estimated earnings in excess of billings on uncompleted contracts and which it was the primary reason why customer deposits decreased by approximately $1,774,000 at June 30, 2003 as unearned progress payments at December 31, 2002 have been recognized in 2003; (3) prepaid expenses, which are primarily insurance premiums, increased by aproximately $995,000; (4) cash and cash equivalents increased by approximately $424,000; (5) current installment of long-term Debt decreased by approximately $175,000; and (6) billings in excess of costs and estimated earnings on uncompleted contracts decreased by approximately $50,000. The increase in working capital was offset by the following: (1) short-term borrowings increased by approximately $1,219,000; (2) accounts payable increased by approximately $594,000; (3) accrued compensation and pension expense increased by approximately $687,000; (4) other accrued expenses increased by approximately $306,000; (5) trade receivables decreased by approximately $1,132,000; (6) inventories decreased by approximately $916,000; and (7) other current assets decreased by approximately $32,000.

Net cash used by operating activities was approximately $1,071,000 for the six months ended June 30, 2003, as compared to approximately $859,000 of cash provided in the same period in 2002. The cumulative effect of the increase in construction contracts using percentage-of-completion accounting was the principal reason why cash was used by operating activities in the first six months of 2003. Property, plant and equipment additions totaled approximately $590,000 in the first six months of 2003 which is slightly down from approximately $701,000 in the first six months of 2002. Most of the cash used by the property, plant and equipment additions and operating activities was funded by an approximate $1,903,000 increase in bank borrowings.

Based on the potential sale of our land and buildings in Leeds, England Barclays Bank PLC provided us with a short term twelve month loan for 750,000 which we drew down to zero in May 2003 and a commitment for another 750,000 to be drawn when we have a final contract with the buyer. The interest rate on the loan is LIBOR plus 2.25% and the loan is secured by the Leeds facility. The Company has an agreement in principle with M&I Marshall and Ilsley Bank to extend the revolving line of credit to October 2004. In addition to extending the date of the line of credit, the proposed agreement will change the Company's existing financial covenants and extend the covenants until the termination date of the facility.

The Company believes its cash on hand, anticipated cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs and the Company is in compliance with all bank covenants pertaining to the bank credit agreement. Despite the difficult economy and competitive environment in the Company's markets and the manufacturing challenges associated with some of the Company's products, management believes that the Company will be able to continue to satisfy these covenants.

RESULTS OF OPERATIONS

Orders increased by approximately 14.0% in the second quarter and in the first six months of 2003 when compared to the same periods in 2002. Backlog of orders at June 30, 2003 has increased by approximately 13.0% to approximately $33,410,000 from approximately $29,562,000 at December 31, 2002. All three segments experienced an increase in orders in the first six months of 2003 compared to the same period of 2002. The Domestic segment orders increased by approximately 5.6% for the first six months of 2003 and approximately 3.4% for the second quarter of 2003, the International segment orders increased by approximately 4.4% for the first six months of 2003 but decreased by approximately 7.9% for the second quarter of 2003, and the European segment orders increased by approximately 17.1% for the first six months of 2003 and approximately 21% for the second quarter of 2003. However, some of the increase in the European segment was the result of the currency exchange difference from a weaker dollar against the Pound Sterling and EURO. The percent change in the average currency exchange rate was an increase of approximately 11% for the Pound Sterling and an increase of approximately 22% for the EURO during the first six months of 2003 when compared to the same period in 2002. The result of the currency exchange difference in the International segment affected the increase only slightly.

Consolidated net sales increased in the second quarter and the first six months of 2003 by 10.0% and 3.8%, respectively when compared to the same period in 2002. An increase in construction contract orders in 2003 and the approximately $11,000,000 contract received in the third quarter of 2002 (a portion of which we are accounting for under the percentage-of-completion method) were the primary reasons for the consolidated net sales increase. The low amount of custom engineered construction contracts in the backlog at January 1, 2003 compared to January 1, 2002 and the continued sluggish demand for hydraulic products in the Domestic segment were the primary reasons for the approximately 9.8% decrease in net sales for the first six months of 2003 compared to the same period of 2002. The increase in domestic construction contracts during the first six months of 2003 caused the domestic net sales to increase by 2% during the second quarter compared to the second quarter of 2002. An increase in construction contracts in the International segment increased net sales in the first six months and second quarter of 2003 by 1.1% and 25.8%, respectively compared to the same periods of 2002. The European segment net sales in the first six months and second quarter of 2003 increased by approximately 30.5% and 19.2%, respectively compared to the same periods in 2002. After taking out the effect of the currency exchange, the European segment increase in net sales was approximately 5.0% for the first six months of 2003 compared to the same period in 2002. The primary reason for the increase in the European segment net sales is the recognition of revenue on the large forging machine contract described above.

The gross profit margin increased in the second quarter of 2003 to approximately 24.8% compared to approximately 20.2% in the second quarter of 2002. An increase in net sales, moving the manufacturing processes formerly performed in Longview, TX to Milwaukee and better utilization of our engineering resources were the primary reasons for the improvement. Also, the operating problems at our Fremont NE plant that adversely affected pump deliveries and decreased gross profit by as much as $500,000 in the first quarter has been greatly reduced at the end of the second quarter of 2003.

Our shop employees at the Fremont location voted to be represented by the International Association of Machinists and Aerospace Workers. We are in the process of negotiating a contract with the unions. We are unable to estimate the impact of that negotiation at this time.

The effects of translating stronger foreign currencies into US dollars, together with increased health care expenses, increased insurance expenses, increased retirement benefit expenses and special expenses related to employee reductions were the primary reasons for the 6.7% increase in operating expenses in the first six months of 2003 compared to the same period in 2002.

Interest expense increased approximately $35,000 in the first six months of 2003 compared to the same period of 2002 primarily from an increase in interest rates and relative borrowing level.

The primary reason for the decrease in the net loss of approximately $.61 per share in the second quarter of 2002 to a net loss of approximately $.09 per share in the second quarter of 2003 was the increase in gross profit described above.

Non-operating income consists of the following:

                                                     FOR QUARTER ENDED                  FOR SIX MONTHS ENDED
                                          MARCH 31, 2003     MARCH 31, 2002        JUNE 30, 2003     JUNE 30, 2002
                                       ===========================================================================
Interest income                           $        6,069             38,524               16,418            44,830
Foreign currency exchange gain                    39,087             73,587               85,096            41,158
Miscellaneous, net                                 9,705             41,665              121,973            72,295
------------------------------------------------------------------------------------------------------------------
Non-operating income                      $       54,861            153,776              223,487           158,283
==================================================================================================================

The primary reason for the increase in miscellaneous income in the first six months of 2003 compared to the same quarter in 2002 was from the gain on the sale of machinery and equipment at our closed Longview, TX plant. The Company is in the process of negotiating with a third party to lease the Longview land and building for a five year term which gives the lessee an option to purchase during or at the end of the term. We are also in the process of selling our facility in Leeds, England. We have received a contingent contract from a developer in England to acquire our Leeds facility for 4,050,000 Pounds Sterling. The contract is contingent upon receiving government authorization to convert the property to residential use and upon our ability to find a suitable site to which we could relocate. It is unlikely that this transaction would be consummated before 2004. The property is on our books at a zero value and, as a result, the transaction has the potential to provide us with a significant capital gain.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the "Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure modifications were required for fiscal years ending December 31, 2002 and are reflected as applicable on the accompanying financial statements.

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

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability or an asset in some circumstances). An issuer previously classified many of those instruments as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

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

* Factors affecting the economy generally, including the financial and business conditions of the Company's customers, the demand for customers' products and services that utilize the Company's products, national and international events such as those of September 11, 2001, hostilities in the Middle East, and other threats or acts of terrorism;

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

INTEREST RATE RISK

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to U.S. interest rates on the approximately $25,000,000 of floating rate debt outstanding at June 30, 2003. A 100 basis point movement in interest rates on floating rate debt outstanding at June 30, 2003 would result in a change in earnings or loss before income taxes of approximately $250,000 per year.

FOREIGN EXCHANGE RATE RISK

If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first quarter of 2003, the net loss would have increased by approximately $140,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At June 30, 2003, the Company did not have any foreign exchange contracts outstanding.

Item 4. CONTROLS AND PRODEDURES

Evaluation of Disclosure Controls and Procedures

We maintin a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); to ensure that the information the Company must disclose in its filings with the SEC are recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to the Company required to be included in the Company's periodic reporting under the Exchange Act.

Change in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 13, 2003, the 2003 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

Proposal 1: Election of Directors.
     Management's nominees named below were elected as directors of the class whose term expires in 2006 by the indicated votes cast for and withheld with respect to each nominee. Of the 1,955,398 shares of Common Stock which were entitled to vote at the meeting, 1,810,371 shares were represented in person or by proxy and not less than 1,553,472 shares (86% of the shares represented) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.

          Name of Nominee                For             Withheld
          ---------------            ---------           --------
          David A. Zuege             1,553,472           256,899
          Rober H. Schroeder         1,644,749           165,622
          Hubert Bursch              1,644,399           165,972

Proposal 2: Approval of an amendment and restatement of The Oilgear Company 1992 Stock Option Plan to extend its term, to increase the number of shares available for option grants and to eliminate the ability to grant replacement options was adopted, with 1,268,122 votes cast for, 224,786 votes cast against, 28,101 votes abstained and 278,776 broker non-votes.

Further information concerning these matters, including the name of each other director whose term of office as a director continued after the meeting, is contained in the registrant's Proxy Statement dated April 14, 2003 with respect to the registrant's 2003 Annual Meeting of Shareholders.

Item 5. Other Information

     Deadlines for Shareholder Proposals

     Shareholder proposals must be received by the Secretary of Oilgear no later than December 15, 2003 in order to be considered for inclusion in next year's annual meeting proxy materials pursuant to Commission Rule 14a-8. Shareholders wishing to propose any floor nominations for director or floor proposals at the 2003 annual meeting without inclusion of such proposals in Oilgear's proxy materials must provide notice thereof to the Secretary of Oilgear no later than February 28, 2004 in order for such notice to be considered timely under the Commission's proxy rules.

                          Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  See Exhibit Index following the last page of this Form 10-Q which Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  On May 15, 2003, The Oilgear Company filed a report on Form 8-K dated May 13, 2003 to furnish as an exhibit the press release reporting its 2003 first quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August 14, 2003


                            THE OILGEAR COMPANY
                            Registrant

                            /S/ DAVID A. ZUEGE
                            -------------------------------------------
                            David A. Zuege
                            President and CEO
                            (Principal Executive Officer)


                            /S/ THOMAS J. PRICE
                            -------------------------------------------
                            Thomas J. Price
                            VP-CFO and Secretary
                            (Principal Financial and Chief Accounting
                            Officer)

                               THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                  EXHIBIT INDEX



                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2003


Exhibit                    Exhibit Description
-------                    -------------------

 4.1 Loan Agreement between Oilgear Towler Limited and Barclays Bank PLC dated March 27, 2003.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Seciton 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Seciton 906 of the Sarbanes-Oxley Act of 2002