Form 10-Q/A
period 2003-06-30
OILGEAR CO
filed 2003-11-12
CIK 74058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2003

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Explanatory Note

This Amendment No. 1 to The Oilgear Company's (the "Company") Quarterly Report on Form 10Q is being filed in order, among other things:

1. To update the Company's Consolidated Balance Sheets dated June 30, 2003 to reflect that $1,600,000 included as long-term debt in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is a current installment of long-term debt because the Company entered into the Sixth Amended and Restated Credit Agreement with M&I Marshall & Ilsley Bank dated as of August 14, 2003 (the "Restated Credit Agreement") which amendment includes a prepayment of $1,600,000 due on or before September 30, 2003;

The Restated Credit Agreement (executed prior to issuance of the June 30, 2003 balance sheet) reflected an intent to refinance the Company's outstanding debt as of June 30, 2003 and confirmed the Company's ability to consummate the financing. As a result, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced an Amendment of ARB No. 43 Chapter 3A", the adjusted terms and maturities of the Restated Credit Agreement are to be reported within the June 30, 2003 balance sheet.

Current installments of long term debt as previously reported      $  1,579,433
Adjustment to reflect required prepayment not previously reflected    1,600,000
Current installments of long term debt as restated                    3,179,433

Total current liabilities as previously reported                     18,235,094
Adjustment to reflect required prepayment not previously reflected    1,600,000
Total current liabilities as restated                                19,835,094

Long term debt, less current installments, as previously reported    21,918,746
Adjustment to reflect required prepayment not previously reflected    1,600,000
Long term debt, less current installments, as restated             $ 20,318,746

2. To include in the Financial Condition section of the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations a description of the revised terms of the Restated Credit Agreement and disclose that, with the bank's consent, the Company made $800,000 of the prepayment referred to above in September 2003 and the remaining $800,000 of the prepayment in October 2003;

3. To include as an exhibit, the Restated Credit Agreement as amended; and

4. To correct certain typographical errors included in the Quarterly Report on Form 10-Q.

This Amendment No. 1 amends and restates only those provisions of the previously filed Quarterly Report on Form 10-Q that have been affected by the corrections and clarifications described above.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                            JUNE 30, 2003     DECEMBER 31, 2002
                                                                                     (Restated)
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
-----------------------------------------------------------------------------------===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
======================================================================================================================
Current liabilities:
   Short-term borrowings                                                           $  1,672,670               454,091
   Current installments of long-term debt                                             3,179,433             1,754,576
   Accounts payable                                                                   6,503,962             5,909,813
   Billings in excess of costs and estimated earnings on uncompleted contracts          231,669               282,052
   Customer deposits                                                                    790,101             2,564,181
   Accrued compensation and employee benefits                                         3,244,764             2,557,508
   Other accrued expenses and income taxes                                            4,212,495             3,906,164
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            19,835,094            17,428,385
----------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                            20,318,746            20,985,913
Unfunded employee retirement plan costs                                              13,855,561            13,767,971
Unfunded post-retirement health care costs                                            8,900,000             9,100,000
Other noncurrent liabilities                                                            824,898             1,026,699
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    63,734,299            62,308,968
----------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                          893,492               858,192
Shareholders' equity:
   Common stock, par value $1 per share, authorized 4,000,000 shares;
    issued 1,990,783 shares                                                           1,990,783             1,990,783
   Capital in excess of par value                                                     9,497,906             9,497,906
   Retained earnings                                                                 15,359,601            16,505,044
----------------------------------------------------------------------------------------------------------------------
                                                                                     26,848,290            27,993,733
   Deduct:
    Treasury stock, 35,385 shares                                                      (305,192)             (305,192)
    Notes receivable from employees for purchase of Company
      common stock                                                                     (120,118)             (161,055)
    Accumulated other comprehensive income:
      Foreign currency translation adjustment                                        (1,273,954)           (2,412,015)
      Minimum pension liability adjustment                                          (21,343,689)          (21,256,099)
----------------------------------------------------------------------------------------------------------------------
                                                                                    (22,617,643)          (23,668,114)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            3,805,337             3,859,372
----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 68,433,128            67,026,532
-----------------------------------------------------------------------------------===================================


See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 FOR THREE MONTHS ENDED                    FOR SIX MONTHS ENDED
                                         JUNE 30,                                JUNE 30,
                                 2003             2002                     2003            2002
==================================================================================================
Net sales                    $ 20,609,705      18,737,528             $ 40,823,378      39,333,751

Special costs                      -                -                       78,190           -
Cost of sales                  15,504,945      14,945,806               31,416,141      30,541,360
--------------------------------------------------------------------------------------------------
Gross profit                    5,104,760       3,791,722                9,329,047       8,792,391
Special costs                      59,520           -                      218,012           -
Selling, general and            4,831,611       4,579,002                9,570,216       9,175,840
  administrative expenses
--------------------------------------------------------------------------------------------------
Operating income (loss)           213,629        (787,280)                (459,181)       (383,449)
Interest expense                  334,559         342,497                  662,553         627,812
Other non-operating income, net    54,861         153,776                  223,487         158,283
--------------------------------------------------------------------------------------------------
Loss before income taxes          (66,069)       (976,001)                (898,247)       (852,978)
  and minority interest
Income tax expense                 90,537         152,754                  211,898         199,229
--------------------------------------------------------------------------------------------------
Minority interest in net earnings  19,784          56,965                   35,300         109,155
--------------------------------------------------------------------------------------------------
Net loss                     $   (176,390)     (1,185,720)            $ (1,145,445)     (1,161,362)
----------------------------======================================================================
Basic weighted-average          1,955,398       1,952,949                1,955,398       1,947,991
  outstanding shares
----------------------------======================================================================
Diluted weighted-average        1,955,398       1,952,949                1,955,398       1,947,991
  outstanding shares
----------------------------======================================================================
Basic loss per share of      $      (0.09)          (0.61)            $      (0.59)          (0.60)
  common stock
----------------------------======================================================================
Diluted loss per share of    $      (0.09)          (0.61)            $      (0.59)          (0.60)
  common stock
----------------------------======================================================================

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

                      THE OILGEAR COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                           FOR THREE MONTHS ENDED           FOR SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                             2003           2002             2003          2002
--------------------------------------------------------------------------------------------------
Net loss                                $ (176,390)    (1,185,720)      $(1,145,445)   (1,161,362)
Other comprehensive income (loss):
  Foreign currency translation adjustment  820,062      1,720,821         1,138,059     1,321,351
  Minimum pension liability adjustment    (143,450)         -               (87,590)
--------------------------------------------------------------------------------------------------
Total comprehensive income (loss)        $ 500,222        535,101         $ (94,976)      159,989
-----------------------------------===============================================================


See accompanying notes to consolidated financial statements

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

Restatement

Our previously issued quarterly consolidated balance sheet as of June 30, 2003 has been restated for the item described below. $1,600,000 of the previously reported long-term debt has been restated as a current installment of long-term debt within the balance sheet classification of current installments of long-term debt because the Company entered into the Sixth Amended and Restated Credit Agreement with Marshall & Ilsley Bank dated as of August 14, 2003 (the "Restated Credit Agreement") which amendment requires a prepayment of $1,600,000 on or before September 30, 2003.

The Restated Credit Agreement (executed prior to issuance of the June 30, 2003 balance sheet) reflected an intent to refinance the Company's outstanding debt as of June 30, 2003 and confirmed the Company's ability to consummate the financing. As a result, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced an Amendment of ARB No. 43 Chapter 3A", the adjusted terms and maturities of the Restated Credit Agreement are to be reported within the June 30, 2003 balance sheet.

The following table presents the changes that have been made to the consolidated balance sheet as of June 30, 2003 as a result of the restatement:

Current installments of long term debt as previously reported       $  1,579,433
Adjustment to reflect required prepayment not previously reflected     1,600,000
Current installments of long term debt as restated                     3,179,433

Total current liabilities as previously reported                      18,235,094
Adjustment to reflect required prepayment not previously reflected     1,600,000
Total current liabilities as restated                                 19,835,094

Long term debt, less current installments, as previously reported     21,918,746
Adjustment to reflect required prepayment not previously reflected     1,600,000
Long term debt, less current installments, as restated              $ 20,318,746

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

Had compensation cost for the Company's stock options been recognized using the fair value method, the Company's pro forma operating results would have been as follows:

                                                  SIX MONTHS ENDED                   THREE MONTHS ENDED
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

During the first six months of 2003 the Company continued its restructuring started in 2001 and recorded additional special charges related to:

(i) a further downsizing of corporate staff; and (ii) additional costs to move the manufacturing processes formerly conducted at the Longview, TX facility to our Milwaukee plant. The amount recorded includes $235,000 of employee termination benefits for 15 notified employees, and $61,000 for moving expenses.

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
                                                ==============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The 4.7% increase (approximately $2,093,000) in total current assets along with a 13.8% increase (approximately $2,407,000) in total current liabilities caused working capital to decrease by approximately $314,000 at June 30, 2003 compared to December 31, 2002. Items increasing working capital are the following: (1) an increase in the dollar amount of work in progress from construction contracts at June 30, 2003 in the Domestic and International segments when compared to December 31, 2002 and the increase in the work in progress on the large forging machine contract received during 2002 in the European segment which caused the approximately $2,754,000 increase in costs and estimated earnings in excess of billings on uncompleted contracts; (2) progress payments on contracts at December 31, 2002 have been offset against costs and estimated earnings in excess of billings on uncompleted contracts which was the primary reason customer deposits decreased by approximately $1,774,000 at June 30, 2003 as unearned progress payments at December 31, 2002 have been recognized in 2003;
(3) prepaid expenses, which are primarily insurance premiums, increased by approximately $995,000; (4) cash and cash equivalents increased by approximately $424,000; and (5) billings in excess of costs and estimated earnings on uncompleted contracts decreased by approximately $50,000. The increase in working capital was offset by the following: (1) current installment of long-term debt increased by approximately $1,425,000 due to the amendment to our bank agreement discussed below; (2) short-term borrowings increased by approximately $1,219,000; (3) trade receivables decreased by approximately $1,132,000; (4) inventories decreased by approximately $916,000; (5) accrued compensation and pension expense increased by approximately $687,000; (6) accounts payable increased by approximately $594,000; (7) other accrued expenses increased by approximately $306,000; and (7) other current assets decreased by approximately $32,000.

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

Based on the potential sale of our land and buildings in Leeds, England Barclays Bank PLC provided us with a short term twelve month loan for 750,000 British pounds which we drew down to zero in May 2003 and a commitment for another 750,000 British pounds to be drawn when we have a final contract with the buyer. The interest rate on the loan is LIBOR plus 2.25% and the loan is secured by the Leeds facility.

The Company has entered into the Sixth Amended and Restated Credit Agreement with M&I Marshall and Ilsley Bank ("M&I Bank") dated as of August 14, 2003 (the "Restated Credit Agreement") to extend the revolving line of credit to October 2004. In addition to extending the date of the line of credit, the Restated Credit Agreement changes the Company's existing financial covenants and extends the covenants until the termination date of the Restated Credit Agreement. The Restated Credit Agreement also provides that the Company shall prepay not less than $1,600,000 of principal on an amended and restated term note under the Restated Credit Agreement on or before September 30, 2003. The Company has classified the amount of the prepayment as a current installment of long-term debt. For business reasons and with M&I Bank's consent, the Company made $800,000 of the prepayment in September 2003 and the remaining $800,000 of the prepayment in October 2003.

The Company believes that its cash on hand, anticipated cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs. The Company is currently in compliance with all covenants in the Restated Credit Agreement. Despite the difficult economy and competitive environment in the Company's markets and the manufacturing challenges associated with some of the Company's products, management currently believes that the Company will be able to continue to satisfy these covenants.

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

Consolidated net sales increased in the second quarter and the first six months of 2003 by 10.0% and 3.8%, respectively when compared to the same period in 2002. An increase in construction contract orders in 2003 and a portion of the approximately $11,000,000 contract received in the third quarter of 2002 (which we are accounting for under the percentage-of-completion method) were the primary reasons for the consolidated net sales increase. The low amount of custom engineered construction contracts in the backlog at January 1, 2003 compared to January 1, 2002 and the continued sluggish demand for hydraulic products in the Domestic segment were the primary reasons for the approximately 9.8% decrease in net sales for the first six months of 2003 compared to the same period of 2002. The increase in domestic construction contracts during the first six months of 2003 caused the domestic net sales to increase by 2% during the second quarter compared to the second quarter of 2002. An increase in construction contracts in the International segment increased net sales in the first six months and second quarter of 2003 by 1.1% and 25.8%, respectively compared to the same periods of 2002. The European segment net sales in the first six months and second quarter of 2003 increased by approximately 30.5% and 19.2%, respectively compared to the same periods in 2002. After taking out the effect of the currency exchange, the European segment increase in net sales was approximately 5.0% for the first six months of 2003 compared to the same period in 2002. The primary reason for the increase in the European segment net sales is the recognition of revenue on the large forging machine contract described above.

The gross profit margin increased in the second quarter of 2003 to approximately 24.8% compared to approximately 20.2% in the second quarter of 2002. An increase in net sales, moving the manufacturing processes formerly performed in Longview, TX to Milwaukee and better utilization of our engineering resources were the primary reasons for the improvement. Also, the operating problems at our Fremont NE plant that adversely affected pump deliveries and decreased gross profit by as much as $500,000 in the first quarter has been greatly reduced at the end of the second quarter of 2003. Our shop employees at the Fremont location voted to be represented by the International Association of Machinists and Aerospace Workers. We are in the process of negotiating a contract with the union. We are unable to estimate the impact of that negotiation at this time.

The effects of translating stronger foreign currencies into US dollars, together with increased health care expenses, increased insurance expenses, increased retirement benefit expenses and special expenses related to employee reductions were the primary reasons for the 6.7% increase in operating expenses in the first six months of 2003 compared to the same period in 2002.

Interest expense increased approximately $35,000 in the first six months of 2003 compared to the same period of 2002 primarily from an increase in interest rates and relative borrowing levels.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). An issuer previously classified many of those instruments as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.


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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")); to ensure that the information the Company must disclose in its filings with the SEC are recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to the Company required to be included in the Company's periodic reporting under the Exchange Act.

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

          Name of Nominee               For              Withheld
          ---------------            ---------           --------
          David A. Zuege             1,553,472           256,899
          Roger H. Schroeder         1,644,749           165,622
          Hubert Bursch              1,644,399           165,972

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

November 12, 2003


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



                         Quarterly Report on Form 10-Q/A
                       For the Quarter Ended June 30, 2003


Exhibit                    Exhibit Description
-------                    -------------------

4.1 Loan Agreement between Oilgear Towler Limited and Barclays Bank PLC dated March 27, 2003.

4.2 Sixth Amended and Restated Credit Agreement between The Oilgear Company and M&I Marshall & Ilsley Bank dated as of August 14, 2003.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Rules 13a-14 and 15d-14 of the Exchange Act).

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