Form 10-Q
period 2003-09-30
OILGEAR CO
filed 2003-11-14
CIK 74058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                        Commission file number 000-00822

                ------------------------------------------------

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

               --------------------------------------------------

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

              Class                     Outstanding as of  September 30, 2003
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

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                              SEPTEMBER 30, 2003          December 31, 2002
==================================================================================================================================
Current assets:
     Cash and cash equivalents                                                            $  5,035,796                  4,126,006
     Trade accounts receivable, less allowance for doubtful
        receivables of $184,000 and $259,000 in 2003 and 2002, respectively                 14,602,930                 14,948,015
     Costs and estimated earnings in excess of billings on uncompleted contracts             2,826,079                  1,963,655
     Inventories                                                                            22,160,617                 21,555,858
     Prepaid expenses                                                                        1,372,989                    670,132
     Other current assets                                                                    1,185,602                    853,532
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        47,184,013                 44,117,198
----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost
     Land                                                                                    1,082,656                  1,001,932
     Buildings                                                                              12,228,586                 11,770,132
     Machinery and equipment                                                                49,917,049                 50,403,018
     Drawings, patterns and patents                                                          5,786,061                  5,505,539
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            69,014,352                 68,680,621
     Less accumulated depreciation and amortization                                         48,981,567                 47,532,145
----------------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                           20,032,785                 21,148,476
Other assets                                                                                 2,023,107                  1,760,858
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 69,239,905                 67,026,532
------------------------------------------------------------------------------------------========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
==================================================================================================================================
Current liabilities:
     Short-term borrowings                                                                $  2,113,835                    454,091
     Current installments of long-term debt                                                  2,608,871                  1,754,576
     Accounts payable                                                                        7,363,844                  5,909,813
     Billings in excess of costs and estimated earnings on uncompleted contracts               216,003                    282,052
     Customer deposits                                                                       1,138,380                  2,564,181
     Accrued compensation and employee benefits                                              3,528,052                  2,557,508
     Other accrued expenses and income taxes                                                 4,124,672                  3,906,164
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   21,093,657                 17,428,385
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current installments                                                   20,322,496                 20,985,913
Unfunded employee retirement plan costs                                                     13,871,711                 13,767,971
Unfunded post-retirement health care costs                                                   8,795,000                  9,100,000
Other noncurrent liabilities                                                                   831,904                  1,026,699
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           64,914,768                 62,308,968
----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                 886,095                    858,192
Shareholders' equity:
     Common stock, par value $1 per share, authorized 4,000,000 shares;
        issued 1,990,783 shares                                                              1,990,783                  1,990,783
     Capital in excess of par value                                                          9,497,906                  9,497,906
     Retained earnings                                                                      14,776,270                 16,505,044
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            26,264,959                 27,993,733
     Deduct:
        Treasury stock, 35,385 shares                                                         (305,192)                  (305,192)
        Notes receivable from employees for purchase of Company
           common stock                                                                       (109,020)                  (161,055)
        Accumulated other comprehensive loss:
           Foreign currency translation adjustment                                          (1,051,867)                (2,412,015)
           Minimum pension liablility adjustment                                           (21,359,838)               (21,256,099)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (22,825,917)               (24,134,361)
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   3,439,042                  3,859,372
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 69,239,905                 67,026,532
------------------------------------------------------------------------------------------========================================

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THREE MONTHS ENDED          FOR NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                       2003             2002              2003           2002
===============================================================================================================
Net sales                                       $18,785,487       18,091,498      $ 59,608,864     57,425,249
Cost of sales                                    14,301,499       14,873,811        45,795,831     45,645,629
--------------------------------------------------------------------------------------------------------------
Gross profit                                      4,483,988        3,217,687        13,813,033     11,779,620
Selling, general and administrative expenses      4,562,849        4,377,557        14,351,077     13,322,940
--------------------------------------------------------------------------------------------------------------
Operating loss                                      (78,861)      (1,159,870)         (538,044)    (1,543,320)
Interest expense                                    323,875          358,071           986,427        985,882
Other non-operating income (loss), net              (10,778)          93,233           212,710        251,516
--------------------------------------------------------------------------------------------------------------
Loss before income taxes and minority interest     (413,514)      (1,424,708)       (1,311,761)    (2,277,686)
Income tax expense                                  177,214            9,070           389,112        208,299
--------------------------------------------------------------------------------------------------------------
Minority interest in net earnings (loss)             (7,397)        (154,496)           27,903        (45,341)
--------------------------------------------------------------------------------------------------------------
Net loss                                         $ (583,331)      (1,279,282)     $ (1,728,776)    (2,440,644)
----------------------------------------------================================================================
Basic weighted-average outstanding shares         1,955,398        1,953,061         1,955,398      1,949,699
----------------------------------------------================================================================
Diluted weighted-average outstanding shares       1,955,398        1,953,061         1,955,398      1,949,699
----------------------------------------------================================================================
Basic loss per share of common stock                $ (0.30)           (0.66)          $ (0.88)         (1.25)
----------------------------------------------================================================================
Diluted loss per share of common stock              $ (0.30)           (0.66)          $ (0.88)         (1.25)
----------------------------------------------================================================================



See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 FOR NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                 2003                   2002
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                            $(1,728,776)            (2,440,644)
      Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
                Depreciation and amortization                                               2,341,450              2,738,603
                Common and treasury stock issued in connection with
                     compensation element of sales to employees
                     and employee savings plan                                                 24,379                 38,725
                Minority interest in consolidated subsidiaries                                 27,903                (45,341)
                Change in assets and liabilities:
                     Trade accounts receivable                                              1,064,982              2,626,969
                     Inventories                                                              (35,952)             1,695,764
                     Billings, costs and estimated earnings on uncompleted contracts         (819,869)            (3,794,640)
                     Prepaid expenses                                                        (651,248)              (188,088)
                     Accounts payable                                                       1,212,574               (416,433)
                     Customer deposits                                                     (1,590,782)               365,142
                     Accrued compensation                                                     789,123               (519,797)
                     Other, net                                                              (955,015)               606,219
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                          $  (321,231)               666,479
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Additions to property, plant and equipment                                             (782,921)              (981,724)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                     $  (782,921)              (981,724)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net borrowings (repayments) under line of credit agreements                           1,591,022               (487,512)
      Repayment of long-term debt                                                          (1,664,948)            (1,248,733)
      Proceeds from issuance of long-term debt                                              1,813,846                743,202
      Payments received on notes receivable from employees                                     27,659                 25,635
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                          $ 1,767,579               (967,408)
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                  246,363                (31,155)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          909,790             (1,313,808)
Cash and cash equivalents:
      At beginning of period                                                                4,126,006              4,996,723
-----------------------------------------------------------------------------------------------------------------------------
      At end of period                                                                      5,035,796              3,682,915
--------------------------------------------------------------------------------------=======================================
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest                                                                      $   928,798                908,098
            Income taxes                                                                      100,717                 97,060
                                                                                      =======================================

                      THE OILGEAR COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                              FOR THREE MONTHS ENDED        FOR NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                              2003              2002             2003             2002
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                $ (583,331)       (1,279,282)    $ (1,728,776)      (2,440,644)
Other comprehensive income (loss):
      Foreign currency translation adjustment              222,089               863        1,360,148        1,322,214
      Minimum pension liability adjustment                 (16,149)                -         (103,739)
-----------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                $ (377,391)       (1,278,419)    $   (472,367)      (1,118,430)
-----------------------------------------------========================================================================

See accompanying notes to consolidated financial statements.

                      THE OILGEAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2002 Annual Report on Form 10-K, a copy of which is available upon request and these notes should be read in conjunction with the Consolidated Financial Statements and the related notes on Form 10-K.

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


Segment information is as follows:

                                                 FOR THREE MONTHS ENDED                      FOR NINE MONTHS ENDED
SALES TO UNAFFILIATED CUSTOMERS         SEPTEMBER 30, 2003    September 30, 2002    SEPTEMBER 30, 2003     September 30, 2002
===============================================================================================================================
Domestic                                       $ 10,812,443             9,647,677            31,225,141             32,265,112
European                                          5,516,767             6,030,212            21,033,074             17,920,683
International                                     2,456,277             2,413,609             7,350,649              7,239,454
-------------------------------------------------------------------------------------------------------------------------------
Total                                          $ 18,785,487            18,091,498            59,608,864             57,425,249
-------------------------------------------------------------------------------------------------------------------------------

INTERSEGMENT SALES
===============================================================================================================================
Domestic                                        $ 1,759,940             1,506,271             5,448,635              4,695,941
European                                            111,643               122,896               598,259                307,444

OPERATING INCOME (LOSS)
===============================================================================================================================
Domestic                                          $ 152,702              (358,928)             (300,620)              (174,501)
European                                            211,797               125,344               897,142                297,419
International                                        84,093              (408,587)              483,502                (58,465)
Corporate expenses, including R&D                  (527,455)             (517,699)           (1,618,068)            (1,607,773)
-------------------------------------------------------------------------------------------------------------------------------
Total                                             $ (78,861)           (1,159,870)             (538,044)            (1,543,320)
-------------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
===============================================================================================================================
Domestic                                                $ -                     -            33,628,017             35,830,477
European                                                  -                     -            26,416,507             25,100,966
International                                             -                     -             7,355,607              6,076,173
Corporate                                                 -                     -             1,839,774              1,877,157
-------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ -                     -            69,239,905             68,884,773
-------------------------------------------------------------------------------------------------------------------------------

Inventories

Inventories at September 30, 2003 and December 31, 2002 consist of the following:
                                   SEPTEMBER 30, 2003      December 31, 2002
                            =================================================
Raw materials                            $  2,752,183              3,177,375
Work in process                            15,983,682             16,003,824
Finished goods                              4,693,752              3,880,659
-----------------------------------------------------------------------------
                                           23,429,617             23,061,858
LIFO reserve                               (1,269,000)            (1,506,000)
-----------------------------------------------------------------------------
Total                                    $ 22,160,617             21,555,858
=============================================================================

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $13,853,000 and $12,567,000 at September 30, 2003 and December 31, 2002, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                      FOR THREE MONTHS ENDED                      FOR NINE MONTHS ENDED
                                              SEPTEMBER 30, 2003   September 30, 2002     SEPTEMBER 30, 2003  September 30, 2002
                                             ------------------------------------------------------------------------------------
Net loss for basic and diluted earnings               $ (583,331)          (1,279,282)            (1,728,776)         (2,440,644)
Weighted average common shares outstanding             1,955,398            1,953,061              1,955,398           1,949,699
Dilutive stock options                                         -                    -                      -                   -
Dilutive average common shares outstanding             1,955,398            1,953,061              1,955,398           1,949,699
Basic loss per common share                           $    (0.30)               (0.66)                 (0.88)              (1.25)
Diluted loss per common share                         $    (0.30)               (0.66)                 (0.88)              (1.25)

Options to purchase 125,485 shares of common stock with a weighted average exercise price of $5.67 per share were outstanding at September 30, 2003. Options to purchase 88,453 shares of common stock with a weighted average exercise price of $9.29 per share were outstanding at September 30, 2002.

Options to purchase 99,788 and 88,453 shares of common stock were not included in the computations of diluted earnings per share for the three month and nine month periods ended September 30, 2003 and 2002, respectively because the options' exercise prices were greater than the average market price of common stock during the periods then ended.

Had compensation cost for the Company's stock options been recognized using the fair value method, the Company's pro forma operating results would have been as follows:

                                                   FOR THREE MONTHS ENDED                      FOR NINE MONTHS ENDED
                                           SEPTEMBER 30, 2003  SEPTEMBER 30, 2002     SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                           ------------------  ------------------     ------------------  ------------------
Net loss reported                                   (583,331)        (1,279,282)             (1,728,776)         (2,440,644)
Pro forma net loss                                  (591,873)        (1,288,467)             (1,750,579)         (2,468,198)
Pro forma basic net loss per share                     (0.30)             (0.66)                  (0.90)              (1.27)
Pro forma diluted net loss per share                   (0.30)             (0.66)                  (0.90)              (1.27)

The fair value of the Company's stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions: September 30, 2003- expected volatility of 38% and expected dividend yield of 0%; September 30, 2002- expected volatility of 24% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company's common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

Other

During the fourth quarter of 2002, the Company recorded charges related to: (i) a downsizing of the corporate staff, (ii) the closing of the Longview, TX facility and (iii) a write-off of non-strategic assets. The amount recorded includes $298,000 of employee termination benefits for 28 notified employees, $85,000 for moving expenses and $456,000 of asset write-offs.

During the first nine months of 2003, the Company continued its restructuring started in 2001 and recorded additional charges related to: (i) a downsizing of the corporate staff and (ii) additional costs to move the manufacturing formerly performed in Longview, TX to Milwaukee, WI. The amount recorded includes $235,000 of employee termination benefits for 15 notified employees, and $61,000 for moving expenses.

                                            EMPLOYEE
                                         TERMINATION
                                            BENEFITS          OTHER COSTS            TOTAL
Expenses accrued                           $ 298,000              541,000          839,000
Non-cash charges                                   -             (456,000)        (456,000)
Cash expenditures                            (87,000)             (85,000)        (172,000)
-------------------------------------------------------------------------------------------
Balance December 31, 2002                    211,000                    -          211,000
Expenses accrued                             235,000               61,000          296,000
Cash expenditures                           (446,000)             (61,000)        (507,000)
                                           ------------------------------------------------
Balance September 30, 2003                 $       -                    -                -
                                           ================================================

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company's subsidiaries in England and India and a bank revolving line of credit in the United States.

For the nine months ended September 30, 2003 approximately $321,000 of cash was used by operations compared to approximately $666,000 of cash provided from operations during the same period in 2002. The increase in custom engineered construction contracts using percentage-of-completion accounting was the principal reason for the changes in working capital that resulted in the use of cash during the first nine months of 2003. Days sales outstanding in receivables were 65 and 72 at September 30, 2003 and September 30, 2002, respectively. Inventory turns were 2.2 and 2.0 at September 30, 2003 and September 30, 2002, respectively.

Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $783,000 in the first nine months of 2003 compared to approximately $982,000 in the first nine months of 2002. Property, plant and equipment additions are expected to be approximately $1,000,000 for 2003.

Based on the potential sale of our land and buildings in Leeds, England, Barclays Bank plc provided us with a twelve month loan for 750,000 British pounds in May 2003 and a commitment for another 750,000 British pounds to be drawn when the contingencies are removed from our contract with the buyer of the facility. The interest rate on the loan is LIBOR plus 2.25% and the loan is secured by the Leeds facility.

The Company has entered into the Sixth Amended and Restated Credit Agreement with M&I Marshall and Ilsley Bank ("M&I Bank") dated as of August 14, 2003 (the "Restated Credit Agreement") to extend our revolving line of credit to October 2004. In addition to extending the date of the line of credit, the Restated Credit Agreement changes the Company's existing financial covenants and extends the covenants until the termination date of the Restated Credit Agreement. The Restated Credit Agreement also required that the Company prepay not less than $1,600,000 of principal on an amended and restated term note under the Restated Credit Agreement on or before September 30, 2003. For business reasons and with M&I Bank's consent, the Company made $800,000 of the prepayment in September 2003 and the remaining $800,000 of the prepayment in October 2003. The Company has classified the October payment as a current installment of long-term debt on its September 30, 2003 Balance Sheet.

The Company believes its cash on hand, anticipated cash flows from operations and available borrowings under short-term and long-term bank credit facilities will continue to be sufficient to meet its operating needs for at least the next twelve months. The Company is currently in compliance with all bank covenants in the Restated Credit Agreement. Despite the difficult economy and competitive environment in the Company's markets and the manufacturing challenges associated with some of the Company's products, management currently believes that the Company will be able to continue to satisfy these covenants.

RESULTS OF OPERATIONS

Orders decreased by approximately $10,662,000, or 37.%, in the third quarter and by approximately $5,129,000, or 17%, in the first nine months of 2003 when compared to the same periods in 2002. In the third quarter of 2002 our European segment received a large order for approximately $11,000,000 to supply equipment on a new forging press being installed in central France. This single order distorts the comparisons of orders between periods. Backlog of orders at September 30, 2003 has increased by approximately 10.5% to approximately $32,665,000 from approximately $29,562,000 at December 31, 2002.

When the orders for 2003 are compared to the same periods of 2002, Domestic segment orders increased by approximately $2,537,000, or 7.0%, for the first nine months of 2003 and approximately $1,181,000, or 11.7%, for the third quarter of 2003, International segment orders increased by approximately $781,000, or 2.7%, for the first nine months of 2003 and approximately $25,000, or 1.3%, for the third quarter of 2003, and European segment orders decreased by approximately $8,447,000, or 43.8%, for the first nine months of 2003 and approximately $11,868,000, or 71.5%, for the third quarter of 2003. However, the $11,000,000 order discussed above distorts the comparisons of European segment orders. The decrease in orders in the European segment was further affected by the result of the currency exchange difference from a weaker dollar against the British Pound and Euro.

The increase in orders in the Domestic segment came primarily from an increase in contracts for highly engineered construction projects. Orders decreased in the European segment due to a difficult European economy.

When backlog by segments at September 30, 2003 is compared to the 2002 year end, the Domestic segment increased by 24.7% to approximately $12,665,000, the European segment decreased by 0.5% to approximately $17,411,000 and the International segment increased by 35.9% to approximately $2,589,000.

Consolidated net sales increased in the third quarter and the first nine months of 2003 by 3.8% when compared to the same periods in 2002. An increase in engineered construction contracts in the Domestic segment in 2003, the approximately $11,000,000 contract received in the third quarter of 2002 in the European segment which we are accounting for under the percentage-of-completion method and the increase from converting net sales denominated in the British Pound and Euros to U.S. dollars were the primary reasons for the consolidated net sales increase.

In the Domestic segment, the low amount of custom engineered construction contracts in the backlog at January 1, 2003 compared to January 1, 2002 and the continued sluggish demand for hydraulic products were the primary reasons for the approximately 3.2% decrease in net sales for the nine months of 2003 compared to the same period of 2002. The increase in domestic construction contracts during the first nine months of 2003 and the catch-up of delayed shipments at the Company's Fremont, NE plant due to production problems in the first and second quarters of 2003 caused the domestic net sales to increase by 12.1% during the third quarter compared to the third quarter of 2002. The European segment's net sales in the first nine months of 2003 increased by approximately 17.4% and decreased by 8.5% in the third quarter compared to the same periods in 2002. After excluding the effect of the currency exchange, the European segment increase in net sales was approximately 0.1% for the first nine months of 2003 compared to the same period in 2002. The British pound average exchange rate during the third quarter did not change and the Euro exchange rate increased only slightly by 0.6%. The primary reason for the flat net sales in the European segment was the sluggish European economy. The International segment's net sales were relatively flat in the first nine months and the third quarter of 2003 compared to the same periods of 2002 with increases of 1.5% and 1.8%, respectively.

Our gross profit margin increased in the third quarter of 2003 to approximately 23.9% and increased in the first nine months of 2003 to approximately 23.2% compared to approximately 17.8% and 20.5%, respectively, in the same periods of 2002. An increase in net sales, moving the manufacturing processes formerly performed in Longview, TX to Milwaukee, better utilization of our engineering resources and improvement of the manufacturing challenges at our Fremont, NE plant that adversely affected pump deliveries and decreased gross profit in the first and second quarters were the primary reasons for the improvement.

We are in the process of negotiating a contract with the International Association of Machinists and Aerospace Workers which represents our shop employees at our Fremont, NE location. We are unable to estimate the impact of that negotiation at this time.

The effects of translating stronger foreign currencies into U.S. dollars, together with increased health care expenses, increased insurance expenses, increased retirement benefit expenses and expenses related to employee reductions were the primary reasons for the increase in selling, general and administrative expenses in the third quarter of 2003 of 4.2% and the first nine months of 2003 of 6.1% when compared to the same periods in 2002.

Non-operating income (loss) consists of the following:

                             For Three Months Ended                              For Nine Months Ended
                       September 30, 2003     September 30, 2002      September 30, 2003     September 30, 2002
=================================================================================================================
Interest income                 $  10,467                 38,110                  26,886                 82,940
Foreign currency
  exchange gain (loss)            (25,775)                18,574                  59,321                 59,732
Miscellaneous, net                  4,530                 36,549                 126,503                108,844
-----------------------------------------------------------------------------------------------------------------
Non-operating
  income (loss)                 $ (10,778)                93,233                 212,710                251,516
=================================================================================================================

The primary reason for the increase in miscellaneous income in the first nine months of 2003 compared to the same period in 2002 was from the gain on the sale of machinery and equipment at our closed Longview, TX plant. The Company and a third party have signed a lease contract on October 1, 2003 for the Longview plant and building. The lease has a five year term and obligates the lessee to purchase the property by the end of the term. As discussed above, we are also in the process of selling our facility in Leeds, England. We have received a contingent contract from a developer in England to acquire our Leeds' facility for 4,050,000 British Pounds. The contract is contingent upon receiving government authorization to convert the property to residential use and upon our ability to find a suitable site to which we would relocate. It is unlikely that this transaction would be consummated before 2004. The property is recorded at a zero value and, as a result, the transaction has the potential to provide us with a significant capital gain.

We had income tax expense of $177,214 and $9,070 for the three months ended September 30, 2003 and 2002, respectively, on losses before income taxes and minority interest of $413,514 and $1,424,708, respectively, for such periods. We had income tax expense of $389,112 and $208,299 for the nine months ended September 30, 2003 and 2002, respectively, on losses before income taxes and minority interest of $1,311,761 and $2,277,686, respectively, for such periods. This is a result of significant losses in the Domestic segment that are not being benefited for this purpose and income tax expense related to the European and International segments that are generating income.

The primary reason for the decrease in the net loss of approximately $.66 per share in the third quarter of 2002 to a net loss of approximately $.30 per share in the third quarter of 2003 and the decrease in the net loss of approximately $1.25 per share in the first nine months of 2002 to a net loss of approximately $.88 per share in the first nine months of 2003 was the increase in gross profit described above.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002. As discussed in our Annual Report on Form 10-K, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts.

Critical accounting policies are those that are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for percentage-of-completion contracts, accounting for allowances for doubtful accounts receivable, accounting for pensions and accounting for inventory obsolescence. Various assumptions and other factors underlie the determination of these estimates. The process of determining estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and, as appropriate, actuarial techniques. We continually evaluate our assumptions and estimates as the circumstances in which they were made and the facts underlying such assumptions change.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46 requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the company have a significant variable interest in a variable interest entity created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements were initially effective for reporting periods beginning after June 15, 2003. On October 9, 2003, the FASB Staff issued Position No. FIN46-6 which delayed the effective date of consolidation provisions of Interpretation 46 for variable interest entities created before February 1, 2003 if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of Interpretation 46. The new effective date is for reporting periods ending after December 15, 2003. The Company will apply the provisions of FIN 46 to variable interest entities created before February 1, 2003 as of December 31, 2003. Despite the deferral provisions, the Company has substantially completed its evaluation of variable interest entities created before February 1, 2003. Although this evaluation is not complete, based on the available information that the Company has to date, the Company does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). An issuer previously classified many of those instruments as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.


CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate", "believe", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

* Factors affecting the Company's international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company's products or the ability to sell the Company's products in foreign markets, and the value in U.S. dollars of sales made in foreign currencies. Other factors include foreign trade, monetary and fiscal policies, laws, regulations and other activities of foreign governments, agencies and similar organizations, and risks associated with having major facilities located in countries which have historically been less stable than the U.S. in several respects, including fiscal and political stability;

* Factors affecting the Company's ability to hire and retain competent employees, including unionization of the Company's non-union employees and changes in relationships with the Company's unionized employees;

* The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company's operations;

* Factors affecting the world and U.S. economy generally, including the financial and business conditions of the Company's customers, the demand for customers' products and services that utilize the Company's products, national and international events such as those of September 11, 2001, hostilities in the Middle East, and other threats or acts of terrorism;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British Pound. As the values of the currencies utilized by the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, decrease or increase accordingly.

INTEREST RATE RISK

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to U.S. interest rates on the approximately $25,000,000 of floating rate debt outstanding at September 30, 2003. A 100 basis point movement in interest rates on floating rate debt outstanding at September 30, 2003 would result in a change in earnings or loss before income taxes of approximately $250,000 per year.

FOREIGN EXCHANGE RATE RISK

If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the third quarter of 2003, the net loss would have increased by approximately $130,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At September 30, 2003, the Company had one forward exchange contract outstanding with Barclays Bank plc for 826,994 Euros against 571,760 British Pounds at a rate of 1.4464 for delivery between December 1, 2003 and December 19, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

CHANGE IN INTERNAL CONTROLS

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  See Exhibit Index following the last page of this Form 10-Q which Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K filed during the quarter for which this report is filed:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE OILGEAR COMPANY
                                            Registrant


                                            /s/ David A. Zuege
                                            ------------------------------------
                                            David A. Zuege
                                            President and CEO
                                            (Principal Executive Officer)


                                            /s/ Thomas J. Price
                                            ------------------------------------
                                            Thomas J. Price
                                            VP-CFO and Secretary
                                            (Principal Financial and Chief
                                            Accounting Officer)

Date:  November 14, 2003

                               THE OILGEAR COMPANY
                        COMMISSION FILE NUMBER 000-00822
                                  EXHIBIT INDEX

     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003


Exhibit     Exhibit Description
-------     -------------------

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002