Form 10-K
period 2003-12-31
OILGEAR CO
filed 2004-03-30
CIK 74058

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-00822

THE OILGEAR COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-0514580 (I.R.S. Employer Identification No.)

2300 SOUTH 51ST STREET, POST OFFICE BOX 343924 MILWAUKEE, WISCONSIN	53234-3924 (Zip Code)

(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 327-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $1.00 PAR VALUE (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]     No  [X]

As of June 30, 2003, the aggregate market value of the shares of Common Stock (based upon the $2.25 last sale price on June 30, 2003 in the Nasdaq Small Cap Stock Market) held by non-affiliates was approximately $1,960,459.  Shares of Common Stock held by each executive officer and director of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2004, 1,957,898 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

The primary business of The Oilgear Company (“Oilgear” or the “Registrant”; together with its subsidiaries, the “Company”) and its subsidiaries is the manufacture and distribution of value engineered fluid power components and electronic controls for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. For additional information describing the business of the Company, see Note 2, “Business Description and Operations” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

PRINCIPAL PRODUCTS, MARKETS AND METHODS OF DISTRIBUTION

The Company’s products primarily involve the flow, pressure, and condition control and measurement of liquids, which the Company refers to as Fluid Power. The Company provides advanced technology in the design and production of Fluid Power components, systems and electronic controls. Its product line includes hydraulic pumps, high pressure intensifier pumps, valves, controls, cylinders, motors and fluid meters. The Company manufactures both radial and axial piston type hydraulic pumps in sizes delivering from approximately 4 gallons per minute to approximately 230 gallons per minute at pressures ranging up to 15,000 pounds per square inch. The intensifier pumps are reciprocating pumps operating at pressures up to 60,000 pounds per square inch. The valves manufactured are pressure control, directional control, servo valves and prefill valves for pressures up to 15,000 pounds per square inch. The Company’s pumps and valves are controlled through the actions of manual, hydraulic, pneumatic, electric, and electrohydraulic controls or control systems.

The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components and electronic controls. The Company’s global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Our principal products include piston pumps, motors, valves, controls, manifolds, electronics and components, reservoirs, skids, and meters. They are used in disparate industries including primary metals, machine tool, automobile, petroleum, aerospace, civil, construction equipment, chemical, plastic, glass, lumber, rubber and food. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance systems. The Company supports responsive, high quality aftermarket sales and flexible rebuilding services which include exchange, factory rebuild and field repair service, along with customer training.

DOMESTIC SEGMENT

The Company’s products are sold in the United States and Canada by sales engineers and by a network of approximately 60 distributors. Sales engineers are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Novi, Michigan; Cleveland and Piqua, Ohio; Dallas, Texas; Atlanta, Georgia; Trenton, South Carolina; Mead, Washington; Melbourne, Florida; and Ajax, Ontario, Canada.

EUROPEAN SEGMENT

The Company’s products are sold in Europe directly through 5 wholly-owned subsidiaries and by a network of approximately 15 distributors. Sales offices are located in Leeds, England; Paris, France; Hernani, Spain; Hattersheim, Germany; and Montirone, Italy.

INTERNATIONAL SEGMENT

The Company conducts business outside of the United States, Canada and Europe by direct export sales and through subsidiary operations providing sales, engineering, manufacturing and field services to customers worldwide. The Company’s 100% owned subsidiaries are located in Taren Point, Australia; Taejon City, Korea; Nagoya, Japan; Pachuca, Mexico; and Campinas, Brasil. The Company also has a 51% owned joint venture, Oilgear Towler Polyhydron Pvt. Ltd, located in Belgaum City, India, and a 58% owned joint venture operation located in Taipei, Taiwan, with both companies serving customers with hydraulic products. In 2002, the Company acquired 100% ownership of Towler Enterprise Solutions Pvt. Ltd located in Bangalore, India by purchasing the minority interests. This company offers a wide variety of system automation and software products with references worldwide. In addition to the above, the Company sells its products through distribution in selected countries.

COMPETITION

The Company is a supplier of components for the capital goods industry. Vigorous competition exists in this industry. The Company’s products compete worldwide against the products of a number of domestic and foreign firms presently engaged in the industry, most of which have greater overall size and resources than the Company. The principal methods of competition include price, product performance, product availability, service and warranty.

CUSTOMERS

No material part of the Company’s business is dependent upon a single customer or a very few customers.

BACKLOG

The Company’s backlog of orders believed to be firm as of December 31, 2003 was approximately $28,912,000, a decrease of approximately $650,000 from the backlog of orders as of December 31, 2002, which was approximately $29,562,000. Except for a large contract to engineer, build and start-up a custom engineered hydraulic power unit with electronic controls (approximately $11,000,000 in total anticipated revenue) used to power and control a forty thousand ton, open die forging press in central France, the Company expects that substantially all other orders in the backlog will be filled in 2004. Approximately 47% of the revenue under the above large contract was recognized in 2003 and is not included in backlog as of December 31, 2003. The Company anticipates that approximately 30% of the contract revenue will be recognized in 2004 and that the contract will be completed in 2005. The Company’s backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company’s products.

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

RESEARCH AND DEVELOPMENT

The Company’s research and development activities are conducted by members of its engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. The research and development expenditure for 2003 was $1,700,000. Due to cost cutting programs, the Company decreased its research and development expenditures during 2002 to approximately $1,600,000 from $2,100,000 in 2001. The Company’s product development efforts continue to be focused in the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

EMPLOYEES

At December 31, 2003, the Company had approximately 760 employees.

SEASONAL ASPECTS OF BUSINESS

The Company’s business is not seasonal to any significant extent.

INDUSTRY SEGMENTS AND PRINCIPAL PRODUCTS

The individual subsidiaries of the Company operate predominantly in one industry, the manufacture and distribution of fluid power systems and components for industrial machinery and industrial processes. The Company also provides repair parts and service for most of the products it manufactures. See “Principal Products, Markets and Methods of Distribution” above. The Company manages its operations in three reportable segments based upon geographic area. Domestic is the United States, Canada and certain exports serviced directly by the Domestic factories. European is Europe and International is Asia, Latin America, Australia and Africa.

SEGMENT SALES

For further information about the Company’s sales by segment, see Note 2, “Business Description and Operations” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Company’s revenues by geographic area are described in Note 2, “Business Description and Operations” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 2. PROPERTIES.

DOMESTIC

Oilgear owns a one-story general office and factory building located on 20 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space. In 2002, the Company closed its manufacturing plant in Longview, Texas, constructed of concrete block and steel, which has approximately 44,000 square feet of floor space and is currently leased to a third-party who has an obligation to purchase the property by 2008. The Company leases a 141,000 square foot manufacturing facility on 14 acres of land located in Fremont, Nebraska. For additional information regarding the lease of the Fremont, Nebraska facility, see Note 5, “Long Term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

EUROPEAN

The Company’s Oilgear GmbH subsidiary owns a three level concrete block and steel building with approximately 19,900 square feet in Hattersheim, Germany. This office and shop facility is constructed on two acres of land and is subject to a mortgage.

The Company’s Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 52,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used for document storage.

The Company’s Oilgear Towler S.A. subsidiary owns a two-story manufacturing plant and office constructed of concrete and brick totaling approximately 20,000 square feet on approximately one acre of land in Hernani, Spain.

The Company’s Oilgear Towler S.A. subsidiary owns a 9,500 square foot office building constructed of prefabricated steel materials located on approximately one-half acre of land in Paris, France.

The Company’s Oilgear Towler S.r.l. subsidiary owns a 16,790 square foot two-story prefabricated concrete building on approximately one acre of land in Montirone, Italy. The facility is used to repair and assemble customer equipment, as well as to house sales and service functions.

INTERNATIONAL

The Company leases facilities in all international locations except for the Company’s Oilgear Towler Polyhydron Pvt. Ltd joint venture. The Company’s Oilgear Towler Polyhydron Pvt. Ltd joint venture owns two plants; plant number 1 is a masonry, three story building with approximately 6,000 square feet on approximately 13,000 square feet of land and plant number 2 is a one story, masonry building with approximately 16,000 square feet on approximately 258,000 square feet of land.

PROPERTIES IN ALL SEGMENTS ARE MAINTAINED IN GOOD CONDITION AND ARE ADEQUATE FOR PRESENT OPERATIONS.

Borrowings under the Company’s domestic and foreign loan agreements are collateralized by substantially all the assets of the Company. For further information about the Company’s outstanding debt, see Note 4, “Short-term Borrowings” and Note 5, “Long-term Debt” in the Notes To Consolidated Financial Statements included in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business, none of which is expected to materially impact the Company’s operations or financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

NAME	AGE	OFFICES AND POSITIONS HELD WITH REGISTRANT	PRESENT OFFICE HELD SINCE
David A. Zuege	62	President and Chief Executive Officer; Director; Member of Executive Committee	1996(1)
Hubert Bursch	64	Vice President - European Operations; Director	1994(3)
Robert D. Drake	49	Vice President - International Operations; Director	2000(5)
Thomas J. Price	60	Vice President - Chief Financial Officer and Secretary	2000(2)
Dale C. Boyke	53	Vice President - Marketing & Sales; Director	1997(4)

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

(5)  Mr. Drake served as Director of International Sales from 1988 to 1996 and Vice President Asia/Latin American Operations from 1997 to 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on The Nasdaq Stock Small Cap Market under the symbol OLGR. As of March 23, 2004, the number of record holders of the Company’s common stock was 463.

For additional information regarding the Company’s common stock and dividend payments, see “Financial Condition and Liquidity” and “Quarterly Financial Information (Unaudited)” in Item 7 of this report.

In 2002 and 2001, the Company sold an aggregate of 11,000 and 5,100, respectively, of shares of its common stock (“Shares”) pursuant to the Company’s Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the “Plan”). The Shares were sold to officers and other key employees in exempt offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $7.92 and $9.75 for years 2002 and 2001, respectively, which was the market bid price on the date of purchase. In payment thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate purchase price will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	125,482	$ 5.67	25,462
Equity compensation plans not approved by security holders	0	--	0

Total	125,428	$ 5.67	25,462

ITEM 6. SELECTED FINANCIAL DATA.

5 YEAR SUMMARY

OPERATIONS	2003	2002	2001	2000	1999
Net sales	$80,986,000	75,300,000	82,619,000	92,318,000	90,709,000
Net earnings (loss)	(1,793,000)	(5,479,000)	(1,704,000)	774,000	1,328,000
Basic earnings (loss) per share	(0.92)	(2.81)	(0.88)	0.39	0.67
Diluted earnings (loss) per share	(0.92)	(2.81)	(0.88)	0.39	0.67
Dividends per share	--	--	0.14	0.28	0.28

CAPITALIZATION
Interest bearing debt	$23,836,000	23,195,000	24,694,000	23,331,000	20,719,000
Shareholders’ equity	4,025,000	3,859,000	17,581,000	31,387,000	33,078,000
Total assets	70,439,000	67,027,000	71,932,000	84,832,000	81,365,000
Book value per share	2.06	1.97	9.05	15.88	16.62
December 31st stock price*	4.16	3.01	8.50	9.69	6.88

*The last sale price for the year in the Nasdaq Stock Market or the Nasdaq Small Cap Market, as applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 was a challenging year for the Company as the fluid power industry lagged the recovery in the overall domestic economy for most of the year. This improved, however, with the anticipated rebound in sales in the fourth quarter. The net loss for 2003 included approximately $1.8 million of expenses and charges related to a production problem at one of our plants that has since been corrected, charges related to inventory, receivables and fixed assets in our International segment, and charges related to the downsizing of our labor force. We believe our continued investment in new products and product enhancements and our ongoing emphasis on reducing operating costs position the Company for improvement during a sustained recovery in our industry.

Discussion of Results of Operations

Shipments, Orders & Backlog	2003	2002	2001
Net orders	$80,336,000	84,417,000	81,877,000
Percentage increase (decrease)	(4.8%)	3.1%	(13.5%)
Net sales (shipments)	80,986,000	75,300,000	82,619,000
Percentage increase (decrease)	7.6%	(8.9%)	(10.5%)
Backlog at December 31	28,912,000	29,562,000	20,445,000
Percentage increase (decrease)	(2.2%)	44.6%	(3.5%)

Although the domestic economy started to recover in 2003, the fluid power industry is lagging in that recovery. Our net orders in 2003 decreased by 4.8% when compared to 2002. In 2002 our European segment received a large order for approximately $11,000,000 to supply equipment on a new forging press being installed in central France. This single order distorts the comparisons of orders between the periods being reported. Excluding this individual order from the 2002 total, net orders for 2003 would have increased by 9.4% when compared to 2002. Approximately 33% of the 2003 net orders were sold by our European segment and therefore were subject to translation from Euros and British pounds which further distorts the year to year comparison as the Euro and British pound average exchange rate increased from their 2002 average by approximately 20% and 9%, respectively.

When 2003 orders in each geographic segment are compared to 2002, the Domestic segment increased by approximately 4.7%, the European segment decreased by approximately 23.7% and the International segment increased by approximately 23.1%. The increase in the Domestic segment resulted from an increase in custom engineered orders for integrated hydraulic and electrical products used on extrusion presses and products used on the Atlas V rocket program in the aerospace industry. The large order discussed above was the primary reason for the decrease in European orders in 2003. If that order is taken out of the calculation, European segment orders increased by approximately 12.2% in 2003. Orders for integrated hydraulic and electrical products used in aluminum extrusion and forging applications were the reason for the 2003 increase in orders in the International segment.

Net sales increased by 7.6% when compared to 2002. When comparing 2003 net sales to 2002 by segment, the Domestic segment increased by 2.0%, the European segment increased by 20.8% and the International segment decreased by 0.4%. Excluding the effect of favorable foreign exchange rates on sales, net sales for 2003 increased by 0.8% over 2002. The economic condition in the fluid power industry was the primary reason net sales, measured in local currencies, remained relatively flat in 2003. Roughly 47% of the approximately $11,000,000 forging press order entered in 2002 was recognized through net sales in 2003. The year end backlog was affected by all of the above mentioned factors. It decreased by 2.2%, or $650,000, from the year end of 2002.

The large contract received in France was the primary reason for the 3.1% increase in net orders in 2002 compared to 2001. Without this contract net orders would have decreased by 10.3% in 2002.

The continued low level of customer spending for capital goods in 2002 in the Domestic and International geographic segments was the primary cause for an approximately 43% decrease in net sales from engineered construction contracts. This low level of spending caused the Domestic and International segments 2002 net sales to decrease approximately 15.8% and 11.3%, respectively, from 2001. The weaker dollar against the British pound sterling and the euro helped the European segment’s 2002 net sales to increase by approximately 8.3% from 2001.

GROSS PROFIT	2003	2002	2001

Gross profit	$ 18,687,000	14,389,000	18,860,000
Gross profit margin	23.1%	19.1%	22.8%
Percentage increase (decrease)	20.9%	(16.2%)

Gross profit increased by 20.9% in 2003 when compared to 2002. Gross profit margin also increased in 2003 (from 19.1% to 23.1%) despite the approximately $1,000,000 of added costs incurred from a manufacturing quality problem at our Fremont plant. By the end of 2003, that quality problem was substantially alleviated. The cost savings from closing plants, outsourcing to low cost vendors, a favorable union contract, the use of lean manufacturing techniques and a more favorable mix of products with higher profit margins have all helped to improve the gross profit margin.

The large decrease in net sales in 2002, together with relatively high aggregate sales of products with lower profit margins, were the primary reasons for the decrease in gross profit margin to 19.1% in 2002 from 22.8% in 2001. To offset the decrease in net sales, the Company reduced its labor force by approximately 11% in total in 2002, including an approximately 15% decrease in the Domestic segment, reduced pay to salaried workers, kept overtime pay to a minimum, outsourced items made in our factories to lower cost vendors, installed lean manufacturing techniques in our factories, negotiated a more favorable three year union contract, and in late 2002, closed our factory in Longview, Texas. These cost decreases were partially offset by cost increases in healthcare benefits, insurance, energy, pension benefits and unfavorable utilization variances created by the lower utilization of our production facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2003	2002	2001

Selling, General and Administrative
Expenses	$19,780,000	$18,479,000	$18,794,000
Less:
Research and development	$1,700,000	1,600,000	2,100,000

Selling, general and administrative
less research and development	18,080,000	16,879,000	16,694,000

Percentage increase (decrease)	7.1%	1.1%
Percentage of net sales	22.3%	22.4%	20.2%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, less research and development, increased by 7.1% or $1,201,000 in 2003. When the local foreign currency expenses were converted to US dollars using the average 2003 exchange rate the expenses were approximately $1,200,000 higher than the expenses would have been if they were converted using the 2002 average exchange rate. This was the primary reason for the increase in 2003. Another factor that increased these expenses in 2003 was the approximately $400,000 increase in pension costs allocated to selling, general and administrative expenses. These increases were partially offset by an approximately $249,000 reduction in charges related to various headcount reductions and other exit costs recorded in 2003 and 2002.

Selling, general and administrative expenses increased by 1.1% in 2002 compared to 2001. The increase in expenses was caused primarily by cost increases in healthcare benefits, insurance and pension benefits. In addition, the Company incurred $159,000 more in charges related to various headcount reductions and other exit costs in 2002 than in 2001. These increases were offset by Company programs to decrease expenses, which included downsizing the labor force, reducing pay to salaried workers, keeping overtime pay to a minimum, and decreasing employee benefits. Translating stronger foreign currencies into US dollars, the euro (up 17.8%), the British pound sterling (up 10.6%) and the average of all the other foreign currencies in our International Segment (up slightly) increased 2002 operating expenses when compared to 2001 and also offset the decreases made to operating expenses in 2002.

Included in selling, general and administrative expenses are startup expenses and net losses of approximately $800,000 for 2002 from OSL Offshore Machinery and Deck Systems (OSL). OSL is a company we started to expand our oil and gas industry presence. On December 31, 2002 we acquired the remaining interest in this company after absorbing 50% of the net loss generated by OSL in 2002. Accordingly, we have consolidated OSL’s financial statements into our financial statements from the date we obtained majority ownership.

The Company’s 2003 research and development expenses totaled $1,700,000 which was a $100,000 increase over 2002. These expenses were $1,600,000 in 2002 compared to $2,100,000 in 2001. Cost cutting programs in 2002 were the primary reason for the change in 2002. The Company continues its commitment to the design and manufacture of new and more efficient hydraulic products to gain new customers and to new applications for the Company’s products.

INTEREST EXPENSE increased by approximately $75,000 in 2003 as the result of increased interest rates compared to 2002 and decreased by $411,000 in 2002, primarily due to the decrease in interest rates, compared to 2001.

INCOME TAX effective rates were (26.3%), 4.9% and 20.0% in 2003, 2002 and 2001, respectively. In recent years, the Company has recorded income tax expense on losses before income taxes and minority interest due to significant losses in the Domestic segment that are not benefited for tax purposes, coupled with earnings and related income tax expense in the European and International segments. In 2003, the reserve for income tax exposure items was reduced by approximately $800,000 to an amount supported by the risk associated with the possible tax liability, which is the primary reason for the negative effective tax rate. Changes in the valuation allowance were the principal reason for the fluctuation in effective tax rate in 2002. Also see note 8 to the Consolidated Financial Statements for additional reconciliation of the tax rates.

THE NET LOSS OF $1,793,000 for 2003 was primarily the result of approximately $1,000,000 of costs related to the quality problems in our Fremont Factory, approximately $500,000 of charges relating to inventory, receivables and fixed assets written off in our International segment and $296,000 of employee termination and other exit costs.

THE NET LOSS OF $5,479,000 for 2002 was the result of decreased net sales, a higher proportion of products with lower profit margins, employee termination and other exit costs of approximately $839,000, increased health care costs, increased pension costs, increased insurance costs, $800,000 of losses and startup charges for OSL, and increased competitive pressure due to a decrease in global capital expenditures.

OUTLOOK

The fluid power industry data is starting to show signs of a recovery in the first two months of 2004. Our net orders in the first two months of 2004 increased by approximately 8.8% compared to the first two months of 2003, and our backlog at February 29, 2004 is at a near record level of approximately $34,068,000, an increase of $5,156,000, or 17.8% since December 31, 2003. A weaker US dollar has continued which should have a positive effect on net sales and gross margins in the European and International segments. We have achieved substantial savings from cost cutting programs we have initiated during the past three years, (i.e. reducing employment, cutting salaries, reducing benefits and hours, closing facilities in Longview, Texas, Novi, Michigan and Bedford, England, and lower cost outsourcing). However, increasing costs for healthcare, pension, insurance, and legal, auditing and other Sarbanes-Oxley compliance costs will offset part of the savings. As part of our cost reduction and efficiency improvement efforts, we are in the process of downsizing our facility in Leeds, England and we expect to sign a lease to move these operations to a smaller, more efficient facility. The lease will require the lessor to construct a building per our specifications on an already approved site. The earliest we could move would be late in 2004. We have entered into a conditional contract with a developer to sell our existing facility for 4,050,000 British pound sterling. The contract is contingent upon receiving government authorization to convert the property to residential use and for us to relocate to our new site. We anticipate that the zoning will be changed at a meeting with the zoning commission in Leeds scheduled for April 2004. The property has a zero carrying value so the transaction may provide a significant capital gain.

INFLATION AND CHANGING PRICES

Oilgear uses the LIFO method of accounting for 60% of its inventories and has reserves for obsolete and slow moving inventory. Approximately 97% of the total assets of the Company reside in the United States and Western Europe. These assets are in operation and have been maintained in good condition through the years. Management believes that inflation has not significantly affected the net earnings (loss) reported by the Company.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2003	FIRST	SECOND	THIRD	FOURTH
Net sales	$ 20,214,000	20,610,000	18,785,000	21,377,000
Net loss	(969,000)	(176,000)	(583,000)	(65,000)
Basic loss per share of common stock	(0.50)	(0.09)	(0.30)	(0.03)
Diluted loss per share of common stock	(0.50)	(0.09)	(0.30)	(0.03)
Stock price low*	1.80	2.00	2.10	2.61
Stock price high*	5.20	2.70	3.41	5.03

2002	FIRST	SECOND	THIRD	FOURTH
Net sales	$ 20,596,000	18,738,000	18,091,000	17,875,000
Net earnings (loss)	24,000	(1,186,000)	(1,279,000)	(3,038,000)
Basic earnings (loss) per share of common stock	0.01	(0.61)	(0.66)	(1.55)
Diluted earnings (loss) per share of common Stock	0.01	(0.61)	(0.66)	(1.55)
Stock price low*	6.10	6.11	3.75	2.06
Stock price high*	9.00	7.50	6.15	3.85

*High and low sales prices in the Nasdaq Stock Market or the Nasdaq Small Cap Stock Market, as applicable.

FINANCIAL CONDITION AND LIQUIDITY

We signed an amended credit agreement in March 2004 which extended our credit agreement to April 1, 2005 and set covenants for 2004 and the first quarter of 2005. The amended credit agreement includes a term loan and a revolving line of credit facility. The term loan balance at December 31, 2003 was $7,983,330 with an annual interest rate equal to the greater of 6.0% or LIBOR plus 125 to 400 basis points with payments equal to $125,000 per month. The basis points added to LIBOR are determined by the ratio of funded debt to EBITDA, as defined in the agreement. The revolving line of credit has a bank commitment of $12,000,000 at an annual interest rate equal to the greater of 5.0% or LIBOR plus 125 to 400 basis points. The amount available under the $12,000,000 bank commitment is limited by a formula which is calculated on a weekly basis. The formula includes only eligible Domestic segment assets. These assets include 80% of qualifying trade receivables and 50% of inventory (limited to $7,250,000). The variable interest rate at December 31, 2003 was 5.2%. These loans are secured by substantially all of the Company’s domestic assets. The loan agreement contains various covenants that adjust over the term of the agreement. The covenants in the new credit agreement include the following:  we may not make capital expenditures of greater than $1,200,000 for 2004; we must maintain a minimum cumulative amount of EBITDA as defined in the agreement as of the end of each quarter in 2004; and we must also maintain cumulative monthly minimums of earnings and losses before income taxes and minority interest for 2004 and the first quarter of 2005. The covenants were set taking into account both the Company's expected levels of capital expenditures and earnings for 2004 and early 2005 and the bank's requirements for debt service, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations. The bank has waived all past covenant violations in connection with the extension of the credit facilities.

The Consolidated Balance Sheets present the Company’s financial position at year end compared with the previous year end. This financial presentation provides information intended to assist in assessing factors such as the Company’s liquidity and financial resources.

WORKING CAPITAL	2003	2002
Current assets	$ 48,347,000	44,117,000
Current liabilities	20,929,000	17,428,000
Working capital	27,418,000	26,689,000
Current ratio	2.31	2.53

Working capital increased slightly in 2003, which was mostly due to the favorable affect from the conversion of foreign currencies. The current ratio decreased to 2.31 at December 31, 2003 from 2.53 at December 31, 2002. The increase in short term borrowings and an increase in accounts payable in the United States were the primary reasons for the decrease in this ratio. The Company’s working capital ratio is primarily driven by inventory values of $23,647,000 and $21,556,000 at December 31, 2003 and 2002, respectively, which is not an easily liquidated asset.

CAPITALIZATION	2003	2002
Interest bearing debt	$ 23,836,000	23,195,000
Shareholders’ equity	4,025,000	3,859,000
Debt and equity	27,861,000	27,054,000
Ratio	85.6%	85.7%

Long-term debt repayments have decreased interest bearing debt by $1,400,000 in 2003 but the increases in short term debt and current installments on long-term debt increased interest bearing debt by $2,041,000.

Shareholders’ equity was negatively impacted during 2003 by (i) the consolidated net loss in 2003 of approximately $1,793,000, and (ii) the fact that lower discount rates increased the equity adjustment for minimum pension liability by $773,000. These negative items were more than offset by the effect of foreign currency rate changes during 2003 brought on by a weaker US dollar which caused a $2,658,000 increase in total shareholders’ equity.

In the fourth quarter of 2002 the Company switched from the Nasdaq National Market to the Nasdaq Small Cap Stock Market because of the decrease in the valuation of its stock. The Company’s common stock is traded under the symbol “OLGR”. Oilgear believes it is desirable for its employees to have an ownership interest in the Company. Several programs that are described in note 9 to the Consolidated Financial Statements support this concept.

In December 2000 the Company announced a stock buy back program for a total of 100,000 shares of common stock during the following three years. The Company bought 660 and 44,507 shares in 2002 and 2001, respectively. No shares were repurchased in 2003.

The Company is currently negotiating the terms of new financing to replace its existing credit agreement. The March 2004 amendment to the credit agreement requires a $100,000 fee if the Company has not received a firm commitment for the new financing by April 30, 2004. We expect to obtain a firm commitment on or before that date, but this cannot yet be assured.

During 2003, the Company’s Leeds, England subsidiary negotiated a loan agreement with a local British bank with an availability of 1,500,000 British pounds (approximately $2,675,000) to be drawn down in two 750,000 pound tranches. The first tranche was taken in May 2003. The second tranche will be available when the Leeds planning commission changes the zoning of the Leeds property to residential. The loan is secured by the existing land and building in Leeds, England and is to be repaid when the sale of the Leeds property is closed. The interest rate applicable to this loan is LIBOR plus 2.25%, which was 6% at December 31, 2003. For more information about our efforts to sell the Leeds property, see “Outlook” above in this Section 7.

At December 31, 2003, the Company had approximately $2,675,000 of unused borrowings available under its short-term and long-term credit facilities. Interest bearing debt increased by 2.8% ($641,000) at December 31, 2003 compared with year end 2002. The cash was used to fund the working capital needs and additions to property, plant and equipment.

Net cash provided by operating activities was $2,062,000 in 2003 compared to $2,104,000 provided in 2002 and $1,179,000 provided in 2001. Depreciation and amortization have decreased by $491,000 and $142,000 in 2003 and 2002, respectively, because additions to plant and equipment are decreasing. Approximately $850,000 of cash was provided from trade accounts receivable in 2003 compared to $3,088,000 in 2002. The increase in work-in-process inventory resulting from an increase in net sales caused total inventories to increase and use $865,000 cash in 2003. The decrease in net sales in 2002 compared to 2001 was the primary reason cash was provided in 2002 and the decrease in customer deposits offset accounts receivable and was the primary reason cash was provided in 2003. The decrease in work-in-process inventory resulted from lower net sales and caused total inventories to decrease and provided $3,335,000 of cash in 2002. Increased shipments in the fourth quarter of 2003 and slower payment of accounts payable were the primary reasons for the $1,851,000 and $286,000, respectively, of cash provided in 2003 and 2002. In 2003, the contracts using percentage-of-completion had more billings and payments than accumulated costs and provided $1,333,000 of cash. Contracts using percentage-of-completion had more accumulated costs than billings in 2002 causing billings, costs and estimated earnings on uncompleted contracts to use $2,864,988 of cash.

Net property, plant and equipment was $19,895,000 at December 31, 2003 compared to $21,148,000 at December 31, 2002. Capital expenditures in 2003 were $1,046,000 compared to depreciation and amortization of $3,068,000.

Capital expenditures in 2002 were $1,368,000 compared to depreciation and amortization of $3,559,000. The Company entered into operating lease agreements for approximately $623,000 in 2002, primarily for capital equipment (mostly machines and tools for the Fremont and Milwaukee manufacturing facilities). In 2003, the Company did not enter into any operating leases. On September 26, 2003 the Company entered into a “Net” lease agreement with a company in Longview, Texas for the lease of its Longview facility. The lease ends September 30, 2008, and the lessee is obligated to purchase the property on that date or an earlier date specified by the lessee.

The Company did not declare or pay any dividends in 2003 or 2002.

The following table provides information as of December 31, 2003, with respect to the Company’s known contractual obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long term debt and capital leases	$21,653,000	$2,067,000	$18,973,000	$613,000	$ 0
Operating leases	6,798,000	2,571,000	3,290,000	914,000	23,000
Total	$28,451,000	$4,638,000	$22,263,000	$1,527,000	$23,000

The Company has approximately $4,000,000 and $7,900,000 in open bank quarantees, letters of credit and insurance bonds covering our performance of contracts and down payment guarantees to our customers in the European and International segments at December 31, 2003 and 2002, respectively. There are no other off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts. A more complete description of our accounting policies is presented in note 1 to the Consolidated Financial Statements.

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for percentage-of-completion contracts, accounting for allowances for doubtful accounts receivable, accounting for pensions and accounting for inventory obsolescence.

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

Management is required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowance for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

Our accounting for pension benefits is primarily affected by our assumptions about the discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. If plan assets decline due to poor performance by the equity markets and/or long-term interest rates decline, as was experienced in 2002 and 2001, our pension liability and cash funding requirements will increase, ultimately increasing future pension expense.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Company’s financial statements for 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial statements for 2003.

In November 2002, the EITF issued Issue No. 02-16, Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products) (“EITF 02-16”), effective for fiscal periods beginning after December 15, 2002. EITF 02-16 requires cash consideration received from a vendor be recognized in the customer’s financial statements as a reduction to cost of sales, unless certain limited conditions are met. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as selling and administrative expense. The adoption of EITF 02-16 did not have a material effect on the Company’s financial statements for 2003.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply Interpretation 46R to interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of Interpretation 46R is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). An issuer previously classified many of those instruments as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements for 2003.

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

-

Factors affecting the economy generally, including the financial and business conditions of the Company’s customers, the demand for customers’ products and services that utilize the Company’s products, national and international events such as those of September 11, 2001, the current hostilities in the Middle East, and other threats or acts of terrorism.

-

Factors affecting the Company’s financial performance or condition, including, restrictions or conditions imposed by its current and prospective lenders, its ability to complete the expected new financing arrangement described above, tax legislation, unanticipated restrictions on the Company’s ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

-

Factors affecting percentage of completion contracts, including the accuracy of estimates and assumptions regarding the timing and levels of costs to complete those contracts.

-

Factors affecting the Company’s international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company’s products or the ability to sell the Company’s products in foreign markets, and the value in United States dollars of sales made and costs incurred in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

-

Factors affecting the Company’s ability to hire and retain competent employees, including unionization of the Company’s non-union employees and changes in relationships with the Company’s unionized employees.

-

The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company’s operations.

-

Factors affecting the fair market value of the Company’s common stock or other factors that would negatively impact the funding of or the value of securities held by the employee benefit plans.

-

The cost and other effects of claims involving the Company’s products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

-

Factors affecting the Company’s ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

-

Unanticipated technological developments that result in competitive disadvantage and create the potential for impairment of existing assets.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the euro and British pound sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the US Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease accordingly. If foreign exchange rates would have been collectively 10% weaker against the US dollar in 2003, the net loss would have increased by approximately $5,000.

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates (see notes 4 and 5 to the Consolidated Financial Statements). A 100 basis point movement in interest rates on floating rate debt outstanding at December 31, 2003 would result in a change in earnings (loss) before income taxes of approximately $210,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At December 31, 2003, the Company had no open forward exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS’ EQUITY
The Oilgear Company and Subsidiaries
Years ended December 31, 2003, 2002 and 2001

OPERATIONS	2003	2002	2001

Net sales (note 2)	$80,985,844	75,300,172	82,619,055
Cost of sales (notes 3 and 12)	62,298,547	60,911,063	63,758,840

Gross profit	18,687,297	14,389,109	18,860,215
Selling, general and administrative expenses (note 12)	19,780,261	18,478,454	18,794,090

Operating income (loss)	(1,092,964)	(4,089,345)	66,125
Interest expense	1,329,487	1,254,504	1,665,798
Other non-operating income, net (note 7)	96,978	179,147	214,698

Loss before income taxes and minority interest	(2,325,473)	(5,164,702)	(1,384,975)
Income tax expense (benefit) (note 8)	(610,998)	253,401	276,637
Minority interest	78,956	60,489	42,199

Net loss	$(1,793,431)	(5,478,592)	(1,703,811)

Basic weighted average outstanding shares	1,955,898	1,951,136	1,946,599

Diluted weighted average outstanding shares	1,955,898	1,951,136	1,946,599

Basic loss per share of common stock	$(0.92)	(2.81)	(0.88)

Diluted loss per share of common stock	$(0.92)	(2.81)	(0.88)

SHAREHOLDERS' EQUITY
Common stock (note 9)	$1,990,783	1,990,783	1,990,783
Capital in excess of par value (note 9)	9,497,906	9,497,906	9,497,906
Retained earnings (note 9)
Balance at beginning of year	16,505,044	22,020,109	24,020,074
Net loss	(1,793,431)	(5,478,592)	(1,703,811)
Cash dividends declared ($.14 per share in 2001)	–	–	(271,921)
Loss on sale of treasury stock	(10,129)	(36,473)	(24,233)

Balance at end of year	$14,701,484	16,505,044	22,020,109

Treasury stock (note 9):
Balance at beginning of year	$(305,192)	(433,814)	(128,207)
Purchases of 660 and 44,507 shares in 2002 and 2001, respectively	–	(4,950)	(396,315)
Sales to employee benefit plans of 2,500, 13,836 and 10,728 shares in 2003, 2002 and 2001, respectively	20,105	133,572	90,708

Balance at end of year	$(285,087)	(305,192)	(433,814)

Notes receivable from employees (note 9):
Balance at beginning of year	$(161,055)	(144,956)	(187,200)
Sales under employee stock purchase plan	–	(87,120)	(49,725)
Payments received/forgiven on notes	64,819	71,021	91,969

Balance at end of year	$(96,236)	(161,055)	(144,956)

Accumulated other comprehensive loss:
Foreign currency translation adjustment:
Balance at beginning of year	$(2,412,015)	(4,301,650)	(3,326,735)
Translation adjustment	2,657,917	1,889,635	(974,915)

Balance at end of year	$245,902	$(2,412,015)	(4,301,650)

Minimum pension liability adjustment:
Balance at beginning of year	$(21,256,099)	(11,047,000)	(480,000)
Minimum pension liability adjustment	(773,330)	(10,209,099)	(10,567,000)

Balance at end of year	(22,029,429)	(21,256,099)	(11,047,000)

Total shareholders' equity	$4,025,323	3,859,372	17,581,378

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
The Oilgear Company and Subsidiaries
December 31, 2003 and 2002

ASSETS	2003	2002

Current assets:
Cash and cash equivalents	$6,235,975	4,126,006
Trade accounts receivable, less allowance for doubtful
receivables of $250,000 and $259,000 in 2003 and 2002, respectively	15,475,564	14,948,015
Costs and estimated earnings in excess of billings on uncompleted contracts (note 3)	1,317,695	1,963,655
Inventories (note 3)	23,646,649	21,555,858
Prepaid expenses	930,918	670,132
Other current assets	740,075	853,532

Total current assets	48,346,876	44,117,198

Property, plant and equipment, at cost (notes 4 and 5)
Land	1,144,305	1,001,932
Buildings	12,500,053	11,770,132
Machinery and equipment	50,674,237	50,403,018
Drawings, patterns and patents	5,867,277	5,505,539

	70,185,872	68,680,621
Less accumulated depreciation and amortization	50,290,460	47,532,145

Net property, plant and equipment	19,895,412	21,148,476
Other assets (note 9)	2,196,449	1,760,858

	$70,438,737	$67,026,532

LIABILITIES AND SHAREHOLDERS’ EQUITY	2003	2002

Current liabilities:
Short-term borrowings (note 4)	$2,182,892	454,091
Current installments of long-term debt (note 5)	2,067,019	1,754,576
Accounts payable	8,248,978	5,909,813
Billings in excess of costs and estimated earnings on uncompleted contracts (note 3)	933,905	282,052
Customer deposits	1,424,442	2,564,181
Accrued compensation and employee benefits	2,917,263	2,557,508
Other accrued expenses and income taxes (notes 8 and 12)	3,154,741	3,906,164

Total current liabilities	20,929,242	17,428,385

Long-term debt, less current installments (note 5)	19,586,095	20,985,913
Unfunded employee retirement plan costs (note 9)	15,844,771	13,767,971
Unfunded post-retirement health care and life insurance costs (note 9)	8,200,000	9,100,000
Other noncurrent liabilities	916,158	1,026,699

Total liabilities	65,476,266	62,308,968

Minority interest in consolidated subsidiaries	937,148	858,192
Commitments and contingencies (notes 9 and 11)
Shareholders’ equity (notes 5 and 9):
Common stock, par value $1 per share, authorized 4,000,000 shares;
issued 1,990,783 shares in 2003 and 2002; outstanding 1,957,898 and 1,955,398
shares as of December 31, 2003 and 2002, respectively	1,990,783	1,990,783
Capital in excess of par value	9,497,906	9,497,906
Retained earnings	14,701,484	16,505,044

	26,190,173	27,993,733
Deduct:
Treasury stock, 32,885 and 35,385 shares as of December 2003 and 2002, respectively	(285,087)	(305,192)
Notes receivable from employees for purchase of Company
common stock	(96,236)	(161,055)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	245,902	(2,412,015)
Minimum pension liability adjustment (note 9)	(22,029,429)	(21,256,099)

	(21,783,527)	(23,668,114)

Total shareholders’ equity	4,025,323	3,859,372

	$70,438,737	67,026,532

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Oilgear Company and Subsidiaries
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(1,793,431)	(5,478,592)	(1,703,811)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,068,034	3,559,347	3,701,070
Compensation element of sales of common stock and treasury
stock to employees and employee savings plan	42,482	52,830	58,899
Deferred income taxes	–	(94,000)	(20,000)
Minority interest in net earnings of consolidated subsidiaries	78,956	60,489	42,199
Change in assets and liabilities:
Trade accounts receivable	849,825	3,088,423	1,220,640
Inventories	(865,475)	3,334,569	(394,920)
Billings, costs and estimated earnings on uncompleted contracts	1,332,894	(2,864,988)	3,441,730
Prepaid expenses	(177,963)	(88,131)	12,211
Accounts payable	1,851,167	285,501	(2,258,424)
Customer deposits	(1,414,718)	969,595	(275,176)
Accrued compensation	14,158	445,035	(679,352)
Other, net	(924,275)	(1,165,736)	(1,965,676)

Net cash provided by operating activities	$2,061,653	2,104,342	1,179,390

Cash flows used by investing activities:
Additions to property, plant and equipment	(1,046,833)	(1,367,890)	(1,770,954)

Net cash used by investing activities	$(1,046,833)	(1,367,890)	(1,770,954)

Cash flows provided (used) by financing activities:
Net borrowings (repayments) under line of credit agreements	1,561,752	(5,193,835)	4,862,847
Borrowing (repayment) of long-term debt	(3,021,218)	–	(3,915,025)
Proceeds from issuance of long-term debt	1,876,102	3,610,728	473,413
Dividends paid	–	–	(271,921)
Purchase of treasury stock	–	(4,950)	(396,315)
Payments received on notes receivable from employees	32,317	28,167	49,818

Net cash provided (used) by financing activities	$448,953	(1,559,890)	802,817

Effect of exchange rate changes on cash and cash equivalents	$646,196	(47,279)	(316,472)

Net increase (decrease) in cash and cash equivalents	2,109,969	(870,717)	(105,219)

Cash and cash equivalents:
At beginning of year	4,126,006	4,996,723	5,101,942

At end of year	$6,235,975	4,126,006	4,996,723

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,341,065	1,279,499	1,704,170
Income taxes	$154,265	121,826	390,036

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
The Oilgear Company and Subsidiaries
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net loss	$(1,793,431)	(5,478,592)	(1,703,811)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,657,917	1,889,635	(974,915)
Minimum pension liability adjustment	(773,330)	(10,209,099)	(10,567,000)

Total comprehensive income (loss)	$91,155	(13,798,056)	(13,245,726)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Oilgear Company and Subsidiaries
Years ended December 31, 2003, 2002 and 2001

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

CONSOLIDATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They include the accounts of The Oilgear Company and its subsidiaries (Company), including two joint ventures (one in India in which the Company has a 51% interest and one in Taiwan in which the Company has a 58% interest). During 2002, the Company acquired the minority interest in the second Indian joint venture that existed at December 31, 2001. Also during 2002, the Company obtained two new 100% owned subsidiaries, OSL Offshore Systems and Deck Machinery and Oilgear Towler Japan Company. These transactions were immaterial to the Company’s consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

(B)

FOREIGN CURRENCY TRANSLATION

All assets and liabilities of foreign subsidiaries are translated at the exchange rate prevailing at the balance sheet date and all income and expense accounts are translated at the weighted average exchange rate during the year. Translation adjustments are not included in determining net loss, but are a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in net loss.

(C)

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $1,315,000 and $876,000 at December 31, 2003 and 2002, respectively, and consisted primarily of money market funds, commercial paper and short-term U.S. Government securities.

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

(F)

REVENUE RECOGNITION

The Company recognizes revenue on construction contracts on the percentage-of-completion method. Revenue earned is recorded based on the percentage of costs incurred to internal engineering estimates of total costs to perform each contract. Contract costs include all direct material, labor, and those indirect costs related to contract performance. Changes in performance, conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Losses are recognized at the time a loss is projected. Revenue is recognized on sales of products under arrangements other than percentage-of-completion contracts upon shipment to the customer, which is when the risk of ownership passes.

(G)

STOCK OPTION PLAN

The Company measures compensation cost for stock options using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount any employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and, as such, net loss, basic loss per share of common stock, and diluted loss per share of common stock would have been as follows:

	2003	2002	2001

Net loss as reported	$(1,793,431)	(5,478,592)	(1,703,811)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	-	-	-
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	30,346	36,738	36,015
Pro forma loss	$(1,823,777)	(5,515,330)	(1,739,826)

Basic loss per common share:
As reported	(.92)	(2.81)	(.88)
Pro forma	(.93)	(2.83)	(.89)

Diluted loss per common share:
As reported	(.92)	(2.81)	(.88)
Pro forma	(.93)	(2.83)	(.89)

The fair value of the Company’s stock options used to compute pro forma net loss and loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The

Black-Scholes option pricing model also used the following weighted-average assumptions: 2003- expected volatility of 43% and expected dividend yield of 0%; 2002- expected volatility of 31% and expected dividend yield of 0%; 2001- expected volatility of 23% and expected dividend yield of 2%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

(H)

FOREIGN CURRENCY EXCHANGE CONTRACTS

The Company recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Derivative financial instruments are used by the Company principally in managing its foreign currency exposure. The Company periodically enters into forward foreign exchange contracts to hedge the risk from changes in fair value to unrecognized firm purchase commitments. These firm commitments generally require the Company to exchange U.S. dollars for foreign currencies. The Company does not hold or issue derivative financial instruments for trading purposes. The Company did not have any forward foreign exchange contracts at December 31, 2003 or December 31, 2002.

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

(J)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Total research and development expense was approximately $1,700,000 in 2003, $1,600,000 in 2002, and $2,100,000 in 2001.

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

(L)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic EPS does not consider common stock equivalents. Diluted EPS reflects the dilution that would occur if common shares that participated in the net earnings of the Company were issued upon the exercise of dilutive employee stock options. The computation of diluted EPS uses the “if converted” and “treasury stock” methods to reflect dilution.

The weighted-average number of shares outstanding used in calculating basic EPS was 1,955,898 in 2003, 1,951,136 in 2002, and 1,946,599 in 2001. The weighted-average number of shares outstanding used in calculating diluted EPS was 1,955,898 in 2003, 1,951,136 in 2002, and 1,946,599 in 2001. No difference is reflected in 2003, 2002, or 2001 because the inclusion of potential common shares related to options would be anti-dilutive.

(M)

RECLASSIFICATIONS

Certain amounts as originally reported in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

(2)

BUSINESS DESCRIPTION AND OPERATIONS

The Company manages its operations in three reportable segments based upon geographic area. Domestic is the United States, Canada and certain exports serviced directly by the domestic factories. European is Europe and International is Asia, Latin America, Australia and Africa.

The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components and electronic controls. The Company’s global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Our products include piston pumps, motors, valves, controls, manifolds, electronics and components, cylinders, reservoirs, skids and meters. Industries that use these products include primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance applications. The Company also supports responsive, high quality aftermarket sales and flexible rebuilding services which include exchange, factory rebuild and field repair service, along with customer education.

The accounting policies of the segments are the same as those of the Company as described in note 1, except that segment financial information is presented on a basis that is consistent with the manner in which the Company disaggregates financial information for internal review and decision-making. Segment net sales are attributed to the subsidiary from which the product is sold. In computing operating income (loss) by segment, no allocations of corporate expenses, research and development costs (R&D), interest expense, non-operating income, income taxes or minority interest have been made. Identifiable assets of the European and International segments are those assets related to the operations of the applicable subsidiaries. Domestic assets consist of all other operating assets of the Company except for corporate assets, which are principally assets used in the Company’s research and development facilities.

Geographic segment information is as follows:

Sales to unaffiliated customers	2003	2002	2001

Domestic	$42,569,000	41,739,000	49,582,000
European	28,402,000	23,508,000	21,703,000
International	10,015,000	10,053,000	11,334,000

Total	$80,986,000	75,300,000	82,619,000

Intersegment sales

Domestic	$6,916,000	6,278,000	6,828,000
European	689,000	411,000	1,053,000

Operating income (loss)

Domestic	$111,000	(2,076,000)	1,713,000
European	857,000	299,000	181,000
International	197,000	(254,000)	648,000
Corporate expenses, including R&D	(2,258,000)	(2,058,000)	(2,476,000)

Total	$(1,093,000)	(4,089,000)	66,000

Identifiable assets

Domestic	$33,043,000	32,780,000	40,886,000
European	28,928,000	26,037,000	22,719,000
International	6,654,000	6,308,000	6,481,000
Corporate	1,814,000	1,902,000	1,846,000

Total	$70,439,000	67,027,000	71,932,000

Depreciation and amortization

Domestic	$2,081,000	2,546,000	2,753,000
European	531,000	629,000	559,000
International	129,000	89,000	119,000
Corporate	327,000	295,000	270,000

Total	$3,068,000	3,559,000	3,701,000

Capital expenditures

Domestic	$656,000	518,000	454,000
European	115,000	204,000	848,000
International	37,000	295,000	132,000
Corporate	239,000	351,000	337,000

Total	$1,047,000	1,368,000	1,771,000

Net sales by country
United States	$ 35,866,000	36,700,000	44,946,000
Other	45,120,000	38,600,000	37,673,000
Net sales	$ 80,986,000	75,300,000	82,619,000
Net sales by accounting method
Contracts using the percentage-of-completion method	$ 17,348,000	12,248,000	21,584,000

Contracts using the completed contract method	63,638,000	63,052,000	61,035,000
Net sales	$ 80,986,000	75,300,000	82,619,000

(3)

INVENTORIES

Inventories at December 31, 2003 and 2002 consist of the following:

	2003	2002

Raw materials	$ 2,850,348	3,177,375
Work in process	17,414,515	16,003,824
Finished goods	4,420,786	3,880,659

	24,685,649	23,061,858
LIFO reserve	(1,039,000)	(1,506,000)

Total	$23,646,649	21,555,858

Inventories stated on the LIFO basis, including amounts allocated to uncompleted contracts, are valued at $14,192,000 and $12,567,000 at December 31, 2003 and 2002, respectively. The remaining inventory is stated on the FIFO or average cost basis.

During 2003, 2002 and 2001, LIFO inventory layers were reduced. These reductions resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $695,000, $502,000 and $505,000 below the amounts that would have resulted from replacing the inventory at prices in effect at December 31, 2003, 2002 and 2001, respectively.

A summary of costs and estimated earnings on uncompleted contracts at December 31, 2003 and 2002 is as follows:

	2003	2002

Costs incurred	$8,274,274	2,783,784
Estimated earnings thereon	2,364,172	1,139,878

	10,638,446	3,923,662
Less billings to date	(10,254,656)	(2,242,059)

	$383,790	1,681,603

Costs and estimated earnings in excess
of billings on uncompleted contracts	$1,317,695	1,963,655

Billings in excess of costs and estimated
earnings on uncompleted contracts	$(933,905)	(282,052)

	$383,790	1,681,603

(4)

SHORT-TERM BORROWINGS

Both the Company’s Indian joint venture and 100% owned Indian subsidiary have $200,000 bank lines of credit. Short-term borrowings under these lines of credit amounted to approximately $343,000 and $316,000 at December 31, 2003 and 2002, respectively. Current borrowings under these lines of credit bear interest ranging from 16.0% to 18.0% as of December 31, 2003. The Company also has a 500,000 British Pound Sterling European line of credit that bears interest at the bank’s base rate plus 2% (5.8% as of December 31, 2003). Short-term borrowings under this line of credit amounted to approximately $500,000 and $138,000 at December 31, 2003 and 2002, respectively. These lines of credit are collateralized by substantially all assets of the applicable Indian joint venture, Indian subsidiary and European subsidiaries, respectively.

During 2003, the Company received a 750,000 British Pound Sterling short-term borrowing. This amounted to approximately $1,340,000 at December 31, 2003. The interest rate was 6.0% at December 31, 2003. This line of credit is collateralized by the Company’s Leeds, England property.

(5)

LONG-TERM DEBT

LONG-TERM DEBT CONSISTED OF THE FOLLOWING:	2003	2002
Notes payable to banks	$7,983,330	$10,500,000
Revolving Loan Agreement/Line of Credit	11,274,492	9,479,647
Industrial Revenue Bonds	1,600,000	2,000,000
Note payable to a municipality, due in monthly installments through
January 2006 at 4.2% per annum	122,176	177,182
Mortgage notes of German subsidiary in annual installments through
2008 at interest rates ranging from 4.3% to 4.8% per annum	281,994	267,335
Capital leases	45,946	164,806
Other	345,176	151,519

	21,653,114	22,740,489
Less current installments	2,067,019	1,754,576

Long-term debt, less current installments	$19,586,095	20,985,913

During 2003, the Company extended its credit agreement to October 15, 2004, which included a term loan and revolving line of credit facility. The term loan balance at December 31, 2003 was $7,983,330 with an annual interest rate equal to the greater of 6.0% or LIBOR plus 125 to 400 basis points with payments equal to $125,000 per month. The basis points added to LIBOR are determined by the ratio of funded debt to EBITDA, as defined in the agreement. The revolving line of credit has a bank commitment of $12,000,000 at an annual interest rate equal to the greater of 5.0% or LIBOR plus 125 to 400 basis points. The amount available under the $12,000,000 bank commitment is limited by a formula, which is calculated on a weekly basis. The formula includes only Domestic segment assets. These assets include 80% of qualifying trade receivables and 50% of inventory (limited to $7,250,000). The variable interest rate at December 31, 2003 was 5.2%. The Company is required to pay a commitment fee of .375 of 1% per annum on the unused portion of the $12,000,000 commitment. The credit agreement contains various covenants that adjust over the term of the agreement. As of December 31, 2003, the Company was in violation of certain of the financial covenants under this credit facility.

In March 2004, the Company signed an amendment to its credit agreement, which effectively extended the August 2003 credit agreement to April 1, 2005 and set new covenants for 2004 and the first quarter of 2005. All other terms of the August 2003 credit agreement remained in effect. The covenants in the amended credit agreement include the following: the Company may not make capital expenditures of greater than $1,200,000 for 2004; the Company must maintain a minimum amount of EBITDA as defined in the agreement on a cumulative basis as of the end of each quarter in 2004; and the Company must also maintain cumulative monthly minimums of earnings and losses before income taxes and minority interest for 2004 and the first quarter of 2005. The bank also waived all past covenant violations.

The Company also had a five-year note payable to the same bank bearing interest at 6.3% with monthly payments of $100,000 plus interest through May 2003. This note was repaid in May 2003. The balance at December 31, 2002 was $500,000.

The Industrial Revenue Bonds were issued in October 1997 under a capital lease agreement between the county of Dodge, Nebraska and the Company to cover the expansion of the Fremont manufacturing facility and acquisitions of related machine tools. The bonds are remarketed weekly and bear interest at a market rate. The average effective interest rate was 1.3% and 1.7% in 2003 and 2002, respectively. The lease of the Fremont facility requires annual rental amortization payments of $400,000 plus interest through October 2007. The Company has the option to purchase the property during the lease period, and upon termination of the lease the Company will obtain title to the property. The Industrial Revenue Bonds are collateralized by the property and equipment purchased form the bond proceeds. The bond payments are guaranteed by a bank letter of credit that has an annual cost of .75% of the outstanding principal balance of the bonds.

Borrowings under the revolving line of credit, term loan, and notes payable to a municipality are collateralized by all domestic assets.

After giving consideration to the terms of the amended credit facility, aggregate annual principal payments for long-tem debt, including capital leases, are: 2004 — $2,067,019; 2005 — $18,560,909; 2006 — $412,323; 2007 — $407,501; 2008 — $205,362; and thereafter — $0.0.

(6)

LEASES

The Company has non-cancelable operating leases, primarily for automobiles, equipment, and sales facilities. Rent expense for operating leases during 2003, 2002 and 2001 was $2,776,000, $2,649,000 and $2,476,000, respectively.

Future minimum lease payments under non-cancelable operating leases for each of the next five years are: 2004 - $2,571,000; 2005 - $1,984,000; 2006 - $1,306,000; 2007 - $623,000; 2008- $291,000 and thereafter- $23,000.

(7)

OTHER NON-OPERATING INCOME, NET

Non-operating income consists of the following:

	2003	2002	2001
Interest income	$65,868	59,694	117,005
Foreign currency exchange gain (loss)	(72,003)	116,719	19,534
Miscellaneous, net	103,113	2,734	78,159

	$96,978	179,147	214,698

(8)

INCOME TAXES

Income tax expense (benefit) attributable to earnings before income taxes and minority interest consists of:
	2003	2002	2001

Current:
Federal	$(927,083)	—	—
State	16,928	20,000	20,000
Foreign	299,157	327,401	276,637
	(610,998)	347,401	296,637

Deferred	—	(94,000)	(20,000)

Total	$(610,998)	253,401	276,637

The rate of expected income tax expense (benefit) based on the U.S. statutory rate of (34%) differs from the effective income tax rate as follows:

	2003	2002	2001
Computed “expected” income tax rate	(34.0%)	(34.0%)	(34.0%)
State taxes (net of federal income tax effect)	(0.4)	46.0	(4.6)
Change in balance of valuation allowance allocated to income tax expense	40.7	46.0	49.8
Reduction in income tax reserve	(32.3)	—	—
Unremitted foreign earnings and foreign tax rate differential	8.2	1.8	7.1
AMT refund previously not benefited	(7.6)	—	—
Other items, net	(0.9)	(2.0)	1.7

Effective income tax rate	(26.3%)	4.9%	20.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Accounts receivable	$60,000	91,000
Accrued compensation	442,000	457,000
Warranty reserve	73,000	74,000
Employee benefits accruals	9,326,000	8,966,000
Tax credit carryforwards	1,746,000	1,829,000
Net operating loss carryforwards	6,650,000	4,752,000
Other	31,000	—

Total gross deferred tax assets	18,328,000	16,169,000
Less valuation allowance	13,433,000	12,216,000
Net deferred tax assets	4,895,000	3,953,000

Deferred tax liabilities:
Depreciation	3,167,000	3,542,000
Inventories	1,728,000	391,000
Other	—	20,000
Total gross deferred tax liabilities	4,895,000	3,953,000

Net deferred tax liability	$0	0

The valuation allowance for deferred tax assets as of January 1, 2002 was $6,195,000. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $1,217,000 and an increase of $6,021,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

A portion of the valuation allowance as of December 31, 2003 and 2002 relates to a deferred tax asset associated with the unfunded pension liability amount included in accumulated comprehensive loss in shareholders’ equity. This amount totals $5,962,000 and $5,304,000 as of December 31, 2003 and 2002, respectively. The change in valuation allowance related to accumulated other comprehensive loss was $657,000, $3,666,000 and $5,402,000 in 2003, 2002 and 2001, respectively.

At December 31, 2003 the Company has a U.S. general business tax credit carryforward of approximately $750,000, a Wisconsin tax credit carryforward of approximately $650,000, foreign tax credit carryforward of approximately $32,000 and an AMT tax credit carryforward of approximately $300,000. The U.S. business tax credits begin expiring in 2004 through 2018, of which $54,000 will expire in 2004. The Wisconsin tax credits begin expiring in 2004 through 2018, of which $30,000 will expire in 2004. The AMT tax credits may be carried forward indefinitely.

The Company also has a tax operating loss carry forward applicable to three foreign subsidiaries of approximately $2,010,000 which can be carried forward indefinitely and a U.S. regular tax operating loss carry forward of approximately $15,000,000 which will begin to expire in 2018. The Company also has an AMT tax operating loss carry forward of approximately $13,500,000.

The unremitted earnings of the Company’s foreign subsidiaries, on which income taxes have not been provided, are considered permanently invested and aggregated approximately $11,000,000 at December 31, 2003.

(9)

EMPLOYEE BENEFIT PLANS

(A)

PENSION PLANS

The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. The Company’s policy is to fund pension costs to conform to the Employee Retirement Income Security Act of 1974.

Unfunded employee retirement plan costs reflect the excess of the unfunded accumulated benefit obligation over accrued pension cost. This is reflected as an adjustment to accumulated other comprehensive loss in shareholders’ equity. Plan assets are primarily invested in The Oilgear Company common stock (236,555 and 135,858 shares at December 31, 2003 and 2002, respectively), money market, equity and long-term bond mutual funds. Data relative to 2003 and 2002 for our Domestic pension plans is as follows:

FUNDED STATUS	2003	2002

Accumulated benefit obligation including vested benefits	($29,300,000)	(26,000,000)
Excess of projected benefit obligation over accumulated benefit obligation	–	–

Projected benefit obligation	(29,300,000)	(26,000,000)
Plan assets at fair value	17,900,000	15,300,000

Projected benefit obligation in excess of plan assets	(11,400,000)	(10,700,000)
Unrecognized net loss from past experience,
different from that assumed and effects of changes in assumptions	18,300,000	18,700,000
Adjustment for additional minimum liability,
reflected as unfunded employee retirement plan costs	(11,400,000)	(10,700,000)

Total accrued pension cost	$(11,400,000)	(10,700,000)

CHANGE IN PLAN ASSETS	2003	2002

Fair value of plan assets at beginning of year	$15,300,000	18,600,000
Actual return on plan assets	3,000,000	(2,900,000)
Employer contributions	600,000	1,500,000
Benefits paid	(2,000,000)	(1,800,000)
Administrative expenses	(100,000)	(200,000)
Transfer from Stock Retirement Plan	1,100,000	100,000

Fair value of plan assets at end of year	$17,900,000	15,300,000

CHANGE IN PROJECTED BENEFIT OBLIGATION	2003	2002

Projected benefit obligation at beginning of year	($26,000,000)	(25,700,000)
Service cost	–	(500,000)
Interest cost	(1,800,000)	(1,900,000)
Benefits paid	2,000,000	1,800,000
Actuarial gain/(loss)	(4,600,000)	(2,600,000)
Curtailments	–	2,800,000
Transfer from Stock Retirement Plan	1,100,000	100,000

Projected benefit obligation at end of year	($29,300,000)	(26,000,000)

Net pension expense under these plans for the year is comprised of the following:

	2003	2002	2001

Service cost	$0	500,000	400,000
Interest cost on projected benefit obligation	1,800,000	1,900,000	1,800,000
Return on plan assets	(1,300,000)	(1,800,000)	(2,000,000)
Net amortization and deferral of net transition liability	1,200,000	900,000	500,000
Adjustment for curtailment	–	(500,000)	–

Net pension expense	$1,700,000	1,000,000	700,000

The actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 6.50%, 7.00%, and 7.75% in 2003, 2002 and 2001, respectively. Rates of increase in compensation levels are not applicable since the plan benefits are frozen, but there are projected payments from the Stock Retirement Plan as outlined in the plan’s provisions. The expected long-term rate of return used to measure plan assets was 8.75%, 8.90%, and 10.00% in 2003, 2002, and 2001, respectively. The expected rate of return on the assets in the Stock Retirement Plan was 7.00%, 7.00%, and 2.60% in 2003, 2002, and 2001, respectively.

The Company has a pension plan (UK Plan) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002. Prior actuarial valuations of the UK Plan’s liability were less than the fair market value of the plan assets. Data relative to 2003 and 2002 for the UK Plan is as follows:

FUNDED STATUS	2003	2002

Accumulated benefit obligation including vested benefits	$(16,900,000)	(12,950,000)
Excess of projected benefit obligation over accumulated benefit obligation	(1,950,000)	(1,450,000)

Projected benefit obligation	(18,850,000)	(14,400,000)
Plan assets at fair value	12,450,000	9,900,000

Projected benefit obligation in excess of plan assets	(6,400,000)	(4,500,000)
Adjustment for additional minimum liability, reflected as
unfunded employee retirement plan costs	(4,225,000)	(3,050,000)

Total accrued pension cost	$(4,450,000)	(3,050,000)

The actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 5.6% and 6.0% in 2003 and 2002, respectively. The expected long-term rate of return used to measure the plan assets was 7.8% and 7.5% in 2003 and 2002, respectively. Pension expense for the UK Plan was $585,000, $254,000 and $275,000 in 2003, 2002 and 2001, respectively.

The Stock Retirement Plan is a defined contribution plan covering substantially all domestic salaried employees. The Stock Retirement Plan is noncontributory and provides for discretionary Company contributions based on a percentage of defined earnings of eligible employees. Contributions of $1,100,000 and $100,000 were made to the Stock Retirement Plan in 2003 and 2002, respectively. No contributions were made to the Stock Retirement Plan in 2001. The Stock Retirement Plan owned 287,607 and 393,831 shares of the Company’s common stock as of December 31, 2003 and 2002, respectively. Certain benefits payable under the Stock Retirement Plan serve to reduce benefits payable under the non-contributory domestic defined benefit retirement plan referred to above.

(B)

EMPLOYEE SAVINGS PLANS

The Company has an employee savings plan (Savings Plan), under which eligible domestic salaried employees may elect, through payroll deduction, to defer from 1% to 50% of their base salary, subject to certain limitations, on a pretax basis. The Company contributes 50% on the first 2% of employee contributions and 25% on the next 3% of employee contributions. Contributions are placed in trust for investment in defined funds, including a stock fund for investment in common stock of the Company. The Savings Plan trustee may purchase for the stock fund the Company’s common stock, subject to certain limitations, at a price equal to 80% of the previous month’s average low bid price. This discount is considered an additional Company contribution to the Savings Plan in the year of purchase.

The amounts charged to expense under the Savings Plan, including the stock discount, were $220,000, $245,000 and $285,000 in 2003, 2002 and 2001, respectively. The Savings Plan owned 445,670 and 402,213 shares of the Company’s common stock as of December 31, 2003 and 2002, respectively.

The Company also has the Oilgear Milwaukee Shop Savings Plan, under which eligible domestic collective bargaining unit employees may elect, through payroll deduction, to defer from 1% to 50% of their earnings, subject to certain limitations, on a pretax basis. The Company contributes an additional 10% on the first 5% of employee contributions. Contributions are placed in trust for investments in defined funds. The amounts charged to expense were approximately $16,000, $15,000 and $18,000 in 2003, 2002 and 2001, respectively.

The Company has a savings plan called the Group Personal Pension Plan (the Plan) for eligible United Kingdom employees. The minimum contribution requirement for employees joining the Plan is a gross contribution of 4% of base salary. The maximum contribution is set by the Inland Revenue and depends on the participant’s age. The Company pays an amount equal to 4.0% of base salary on March 6 of each year. The Company also pays the cost of the death benefit (two and one half times a participant’s base salary) provided under the plan. The expense for this Plan was $20,000,  $22,000 and $17,000 in 2003, 2002 and 2001, respectively.

(C)

EMPLOYEE STOCK PURCHASE PLAN

The Company has a key employee stock purchase plan under which shares of common stock may be sold to key employees under restricted sales agreements. The shares are sold at the market price at the time of the sale. One-half of the purchase price is payable under a 5% promissory note over a three-year period. The Company forgives the last remaining portion of the purchase price over a three-year period, beginning the year in which the first half is repaid, if employment has continued. In 2002 and 2001, the Company sold an aggregate of 11,000 and 5,100, respectively, of shares of its common stock under the plan. The purchase price paid for each share was $7.92 and $9.75 for years 2002 and 2001, respectively, which was the market bid price on the date of purchase. The anticipated compensation element of the shares sold, represented by the potential forgiveness of the last one-half of the purchase price is charged to operations on the straight-line basis over the life of the related note. The amounts charged to operations were $33,000, $38,000 and $42,000 in 2003, 2002 and 2001, respectively.

(D)

STOCK OPTION PLAN

The Oilgear Company 1992 Stock Option Plan (Option Plan) originally provided for the issuance of both incentive stock options and nonqualified stock options to purchase up to 150,000 shares of common stock. At the May 13, 2003 annual meeting, the Company’s shareholders approved an amendment to the Option Plan that extended the term of the Option Plan until December 11, 2012, increased the aggregate number of shares available for option grants to 200,000, and eliminated the ability to grant replacement options. Eligibility for participation in the Option Plan is determined by the Compensation Committee of the Board of Directors (Committee). The exercise price of the options is determined by the Committee, but must be greater than or equal to the fair market value of the Company’s common stock at the date the option is granted.  All stock options have five-year terms and vest incrementally, becoming fully exercisable after three years from the date of grant. The Committee establishes the period or periods of time within which the option may be exercised within the parameters of the Option Plan document.

A summary of stock option activity related to the Company’s plan is as follows:

Number of Shares		Weighted Average Price Per Share
Outstanding at January 1, 2001	103,429	$9.46
Granted	22,828	$9.03
Exercised	(3,128)	$7.32
Canceled and available for reissue	(22,061)	$9.17

Outstanding at December 31, 2001	101,068	$9.49
Granted	25,251	$3.11
Exercised	(336)	$7.13
Canceled and available for reissue	(27,248)	$12.91

Outstanding at December 31, 2002	98,735	$6.92
Granted	30,000	$2.50
Exercised	0	–
Canceled and available for reissue	(3,253)	$14.41

Outstanding at December 31, 2003	125,482	$5.67
Range of exercise prices of options outstanding at December 31, 2003	–	$2.50 - $11.00
Options available for grant at December 31, 2003	25,462

Other information regarding the Company’s stock option plan is as follows:

	2003	2002	2001
Options exercisable at end of year	77,285	54,710	55,819
Weighted-average exercise price of exercisable options	$7.07	8.22	10.57
Weighted-average fair value of options granted during year	0.85	0.81	1.73

At December 31, 2003, the weighted-average remaining contractual lives of stock options outstanding is approximately 2.6 years.

(E)

DIRECTORS’ STOCK PLAN

The Oilgear Company Directors’ Stock Plan provides for directors of Oilgear who are eligible to receive directors’ fees to receive Oilgear common stock in lieu of all or part of their directors’ fees. There are 15,000 shares authorized for issuance under the plan, of which 2,500 shares were issued in each of 2003, 2002, and 2001. As of December 31, 2003, 1,625 shares remain available for issuance.

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

The following table presents the plan’s funded status reconciled with amounts recognized in the Company’s consolidated balance sheets at December 31, 2003 and 2002:

	2003	2002

Accumulated post-retirement benefit obligation	$(7,120,000)	(7,450,000)
Plan assets-fair value	–	–
Accumulated post-retirement benefit obligation in excess of plan assets	(7,120,000)	(7,450,000)
Unrecognized prior service cost	(100,000)	(200,000)
Unrecognized net gain	(980,000)	(1,450,000)

Net amount recognized	$(8,200,000)	(9,100,000)

The following table presents the plan’s changes in accumulated post-retirement benefit obligation.

	2003	2002

Accumulated post-retirement benefit in excess of plan
assets at beginning of year	$(7,450,000)	(6,450,000)
Service cost	(65,000)	(60,000)
Interest cost	(500,000)	(477,000)
Benefits paid	635,000	580,000
Actuarial gain (loss)	(335,000)	(1,469,000)
Curtailments and settlements	595,000	426,000

Accumulated post-retirement benefit obligation in
excess of plan assets at end of year	$(7,120,000)	(7,450,000)

Net periodic post-retirement benefit cost includes the following components:

	2003	2002	2001

Service cost	$65,000	60,000	61,000
Interest cost	500,000	477,000	456,000
Net amortization and deferral	(175,000)	(350,000)	(442,000)

Net periodic post-retirement benefit cost	$390,000	187,000	75,000

For measurement purposes, the following health care cost assumptions were made:

For all retiree and active groups, health care costs increase at a rate of 11.0% in 2004, grading down to a rate of 5.0% in year 2010 and thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2003 by $139,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2003 by $12,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2003 by $137,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2003 by $11,000. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.50%, 7.00%, and 8.00% at December 31, 2003, 2002, and 2001, respectively.

(10)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2003 and 2002:

SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

The carrying amounts of the Company’s short-term borrowings, its revolving loan agreements and variable rate long-term debt instruments as reported in notes 4 and 5 approximate their fair value. The fair value of the Company’s other long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of other long-term debt as reported in note 5 approximate their fair value.

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

The Company has approximately $4,000,000 and $7,900,000 in open bank guarantees, letters of credit and insurance bonds covering our performance of contracts and down payment guarantees to our customers in the European and International segments at December 31, 2003 and 2002, respectively.

(12)

COSTS ASSOCIATED WITH EXIT ACTIVITIES

During 2003, the Company recorded charges related to (i) a downsizing of the corporate staff and (ii) additional costs to move the manufacturing formerly performed in Longview, Texas to Milwaukee, Wisconsin. The amount recorded includes $235,000 of employee termination benefits for 15 notified employees and $61,000 for moving expenses. Approximately $78,000 and $218,000 of these charges were recorded in cost of sales and selling, general and administrative expenses, respectively.

During 2002, the  Company recorded charges related to (i) a downsizing of the corporate staff, (ii) a closing of the Longview, Texas facility, (iii) a write-off of non-strategic assets. The amount recorded includes $298,000 of employee termination benefits for 22 notified employees, $85,000 for moving expenses and $456,000 of asset write-offs. Approximately $372,000 and $467,000 of these charges were recorded in costs of sales and selling, general and administrative expenses, respectively.

During 2001, the Company recorded charges related to (i) an early retirement program, (ii) a downsizing of the corporate staff, (iii) a closing of the Novi, Michigan facility, (iv) the write-off of non-strategic assets and downsizing at the Leeds, England facility. The amount recorded includes $480,000 of employee early retirement and termination benefits for 28 notified employees, $120,000 for abandoned leased facility expenses and $374,000 of equipment, inventory and other asset write-offs. Approximately, $647,000 and $326,000 of these chares were recorded in cost of sales and selling, general and administrative expenses, respectively.

	Employee Termination Benefits	Other Costs	Total
Expense accrued	$480,000	494,000	974,000
Non-cash charges	–	(324,000)	(324,000)
Cash expenditures	(380,000)	(15,000)	(395,000)

Balance December 31, 2001	$100,000	155,000	255,000
Expense accrued	298,000	541,000	839,000
Non-cash charges	–	(456,000)	(456,000)
Cash expenditures	(187,000)	(240,000)	(427,000)

Balance December 31, 2002	$211,000	–	211,000
Expense accrued	235,000	61,000	296,000
Non-cash charges
Cash expenditures	(446,000)	(61,000)	(507,000)

Balance December 31, 2003	$–	–	–

ANNUAL REPORT 2003

The management of The Oilgear Company is responsible for the integrity and objectivity of the financial information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, applying best estimates and judgments as required.

The Oilgear Company maintains a system of internal accounting controls designed to provide reasonable assurance for the safeguarding of the Company’s assets and the reliability of financial records. Essential elements of this system are the selection of qualified personnel, appropriate division of responsibilities, communication of policies and procedures, and appropriate follow-up by management. Management believes that this system provides reasonable assurance that transactions are executed in accordance with management’s authority and that they are properly recorded.

KMPG LLP is the firm of independent auditors retained to express their opinion as to whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of The Oilgear Company. Their audit procedures include tests of selected transactions, and other audit procedures.

The Audit Committee of the Board of Directors meets with the independent auditors and the Company’s management to review the scope and findings of the audit, review the Company’s system of internal control, and review other accounting and financial matters. The Company will continue to conduct its business affairs in accordance with the highest ethical standards.

/s/ DAVID A. ZUEGE
David A. Zuege, President
and Chief Executive Officer

/s/ T.J. PRICE
Vice President, Chief Financial
Officer and Secretary

The Board of Directors
The Oilgear Company:

We have audited the accompanying consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Oilgear Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Milwaukee, Wisconsin
March 12, 2004, except as to footnote 5, which is as of March 30, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on May 11, 2004 (“2004 Annual Meeting Proxy Statement”), and “Executive Officers of the Registrant” in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the 2004 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to “Audit Committee – Pre-Approval Policy” and “Audit Committee – Audit and Non-Audit Fees” in the 2004 Annual Meeting Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed:

1.

Financial Statements and Report of Independent Auditors Included in Part II of this Report.

Consolidated Statements of Operations and Shareholders’ Equity for each of the three years ended December 31, 2003.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003.

Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2003.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

2.

Financial Statement Schedules Included in Part IV of this Report.

Schedule II - Valuation and Qualifying Accounts for each of the years ended December 31, 2003, 2002 and 2001.

Independent Auditors’ Report.

THE OILGEAR COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	OTHER ADJUSTMENTS (1)	AMOUNTS WRITTEN OFF NET OF RECOVERIES	BALANCE AT END OF YEAR
Allowances for losses from obsolescence which are deducted on the balance sheet from inventories

Year ended December 31, 2003	$3,203,490	393,038	212,016	(519,185)	3,289,359

Year ended December 31, 2002	$2,599,671	605,872	178,120	(180,173)	3,203,490

Year ended December 31, 2001	$2,561,548	493,759	(49,537)	(406,099)	2,599,671

(1) INCLUDES ADJUSTMENTS DUE TO FOREIGN CURRENCY TRANSLATION.

THE OILGEAR COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	OTHER ADJUSTMENTS (1)	AMOUNTS WRITTEN OFF NET OF RECOVERIES	BALANCE AT END OF YEAR
Allowances for losses in collection which is deducted on the balance sheet from accounts receivable

Year ended December 31, 2003	$259,107	205,970	4,702	(219,867)	249,903

Year ended December 31, 2002	$211,595	601,820	10,226	(564,934)	259,107

Year ended December 31, 2001	$931,560	(35,392)	(19,019)	(665,154)	211,995

(1) INCLUDES ADJUSTMENTS DUE TO FOREIGN CURRENCY TRANSLATION.

THE OILGEAR COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	OTHER ADJUSTMENTS (1)	AMOUNTS WRITTEN OFF NET OF RECOVERIES	BALANCE AT END OF YEAR
Allowances for losses from warranty which are included on the balance sheet in other accrued expenses

Year ended December 31, 2003	$349,140	815,993	27,749	(841,901)	370,981

Year ended December 31, 2002	$290,659	490,165	8,481	(440,165)	349,140

Year ended December 31, 2001	$445,496	365,448	(4,837)	(515,448)	290,659

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
The Oilgear Company:

Under date of March 12, 2004, except as to footnote 5, which is as of March 30, 2004, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II:  Valuation and Qualifying Accounts, included in Part IV of this report. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
__________________________________
KPMG LLP

Milwaukee, Wisconsin

March 12, 2004, except as to footnote 5
   of the consolidated financial statements,
   which is as of March 30, 2004

3.

Exhibits. See Exhibit Index included as the last part of this report, which index is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks preceding its exhibit number.

(b)

Reports on Form 8-K.

On November 19, 2003, the Company furnished a Current Report on Form 8-K providing the public disclosure of its third quarter and year-to-date financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY (Registrant)

By /s/

Thomas J. Price

March 30, 2004

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
(Principal Executive Officer) and Director

/s/ THOMAS J. PRICE
Thomas J. Price, Vice President - Chief
Financial Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)

/s/ DALE C. BOYKE
Dale C. Boyke, Director

/s/ THOMAS L. MISIAK
Thomas L. Misiak, Director

/s/ ROBERT D. DRAKE
Robert D. Drake, Director

/s/ HUBERT BURSCH
Hubert Bursch, Director

/s/ FRANK L. SCHMIT
Frank L. Schmit, Director

/s/ MICHAEL H. JOYCE
Michael H. Joyce, Director

/s/ ROGER H. SCHROEDER
Roger H. Schroeder, Director

/s/ MICHAEL C. SIPEK
Michael C. Sipek, Director

*  Each of these signatures is affixed as of March 30, 2004.

THE OILGEAR COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 000-00822)
* * * * *

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

EXHIBIT FILED NUMBER HEREWITH	DESCRIPTION	INCORPORATED HEREIN BY REFERENCE TO:	FILED HEREWITH
3.1	Restated Articles of Incorporation of The Oilgear Company (as adopted March 18, 1969)	Exhibit 3.1 to Registrant’s 10-K for year ended December 31, 1994 (“1994 10-K”)
3.2	Bylaws of The Oilgear Company (as amended and restated by the Board of Directors, effective January 1, 1992, to reflect the revised Wisconsin Business Corporation Law)	Exhibit 3.2 to Registrant’s 10-K for year ended December 31, 1991 (“1991 10-K”)
*4
4.1	Seventh Amended and Restated Credit Agreement between The Oilgear Company and M&I Marshall and Ilsley Bank dated as of March 2, 2004.		X
**10.1	The Oilgear Company Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (“1990 10-K”)	Exhibit 10.5(a) to Registrant’s 10-K for year ended December 31, 1990
**10.2(a)	The Oilgear Company Retirement Benefits Equalization Plan, effective as of March 1, 1991	Exhibit 10.6 to 1990 10-K

(b)	Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 1995	Exhibit 10.3(b) to Registrant’s 10-K for year ended December 31, (“1995 10-K”)

(c)	Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 2001	Exhibit 10.4(c) to Registrant’s 10-K for year ended December 31, 2001

**10.3(a)	Oilgear Profit Sharing Program for Corporate Officers and Executives, as amended effective January 1, 1993	Exhibit 10.4(b) to Registrant’s 10-K for year ended December 31, 1992

(b)	Oilgear Variable Compensation Program	Exhibit 10.4(b) to 1994 10-K

**10.4(a)	Form of Deferred Compensation Agreement with certain directors (December 8, 1971)	Exhibit 10.9 to Registrant’s 10-K for year ended December 31, 1980

(b)	The Oilgear Company Deferred Directors’ Fee Plan, as amended and restated December 14, 1983	Exhibit 10.9(b) to Registrant’s 10-K for year ended December 31, 1983

(c)	Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 11, 1991	Exhibit 10.5(c) to 1995 10-K

(d)	Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 13, 2001	Exhibit 10.9(d) to 10-K Registrant’s 10-K for year ended December 31, 2001

**10.5	The Oilgear Company 1992 Stock Option Plan	Exhibit A to Registrant’s 1993 Annual Meeting Proxy Statement dated March 26, 1993

**10.6(a)	The Oilgear Company Directors’ Stock Plan	Exhibit 10.7 to Registrant’s 10-K for year ended December 31, 1993

(b)	The Oilgear Company Amended and Restated Directors’ Stock Plan	Exhibit 10.7(b) to 1994 10-K

**10.7	Consulting and Deferred Compensation Agreement between Otto F. Klieve and The Oilgear Company, dated as of January 1, 1996	Exhibit 10.8 to 1995 10-K

10.8	Agreements executed by The Oilgear Company in connection with an industrial revenue bond issue by County of Dodge, Nebraska:

(a)	Lease Agreement between County of Dodge, Nebraska as Lessor, and The Oilgear Company, as Lessee, dated as of October 1, 1997	Exhibit 10.9(a) to 1997 10-K

(b)	Building Improvement Lease from The Oilgear Company, as Lessor, to County of Dodge, Nebraska, as Lessee, dated as of October 1, 1997	Exhibit 10.9(b) to 1997 10-K

(c)	Bond Guaranty Agreement by The Oilgear Company to Norwest Bank Wisconsin, National Association, as Trustee and Paying Agent, dated as of October 1, 1997	Exhibit 10.9(c) to 1997 10-K

(d)	Credit Agreement by and between The Oilgear Company and M&I Marshall & Ilsley Bank, dated as of October 1, 1997	Exhibit 10.9(d) to 1997 10-K

(e)	Tax Regulatory Agreement among Norwest Bank Wisconsin, National Association, as Trustee, County of Dodge, Nebraska, as Issuer, and The Oilgear Company, as Borrower, dated as of October 1, 1997	Exhibit 10.9(e) to 1997 10-K

**10.9	Change of Control Agreement by and between The Oilgear Company and David A. Zuege, dated as of December 8, 2003		X

**10.10	Change of Control Agreement by and between The Oilgear Company and Thomas J. Price, dated as of December 8, 2003		X

21	Subsidiaries of The Oilgear Company		X

23	Consent of KPMG LLP		X

24	Power of Attorney Signatures Page in this Report

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (CEO)	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (CFO)	X

*

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

**

Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.