Form 10-Q
period 2004-03-31
OILGEAR CO
filed 2004-05-17
CIK 74058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 000-00822

THE OILGEAR COMPANY
(Exact name of registrant as specified in its charter)

Wisconsin	39-0514580

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2300 South 51st Street,
Post Office Box 343924,
Milwaukee, Wisconsin	53234-3924

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (414) 327-1700

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

YES ___X___                 NO_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ______                NO__X___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2004

Common Stock, $1.00 Par Value	1,959,798

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	March 31, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$4,953,540	6,235,975
Trade accounts receivable, less allowance for doubtful
receivables of $249,000 and $250,000 in 2004 and 2003, respectively	15,851,718	15,475,564
Costs and estimated earnings in excess of billings on uncompleted contracts	2,482,310	1,317,695
Inventories	24,315,268	23,646,649
Prepaid expenses	1,220,716	930,918
Other current assets	939,338	740,075

Total current assets	49,762,890	48,346,876

Property, plant and equipment, at cost
Land	1,128,072	1,144,305
Buildings	12,473,387	12,500,053
Machinery and equipment	50,991,560	50,674,237
Drawings, patterns and patents	5,945,984	5,867,277

	70,539,003	70,185,872
Less accumulated depreciation and amortization	51,115,276	50,290,460

Net property, plant and equipment	19,423,727	19,895,412
Other assets	2,145,814	2,196,449

	$71,332,431	70,438,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,161,023	2,182,892
Current installments of long-term debt	2,035,685	2,067,019
Accounts payable	9,349,344	8,248,978
Billings in excess of costs and estimated earnings on uncompleted contracts	249,505	933,905
Customer deposits	2,149,017	1,424,442
Accrued compensation and employee benefits	3,443,187	2,917,263
Other accrued expenses and income taxes	3,183,553	3,154,743

Total current liabilities	22,571,314	20,929,242

Long-term debt, less current installments	19,035,369	19,586,095
Unfunded employee retirement plan costs	15,989,156	15,844,771
Unfunded post-retirement health care costs	8,065,000	8,200,000
Other noncurrent liabilities	813,472	916,158

Total liabilities	66,474,311	65,476,266

Minority interest in consolidated subsidiaries	958,136	937,148
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares;
issued 1,990,783 shares	1,990,783	1,990,783
Capital in excess of par value	9,497,906	9,497,906
Retained earnings	14,711,089	14,701,484

	26,199,778	26,190,173
Deduct:
Treasury stock, 32,885 shares	(285,087)	(285,087)
Notes receivable from employees for purchase of Company
common stock	(77,920)	(96,236)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	229,397	245,902
Minimum pension liablility adjustment	(22,166,184)	(22,029,429)

	(22,299,794)	(21,783,527)

Total shareholders’ equity	3,899,984	4,025,323

	$71,332,431	70,438,737

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED MARCH 31,
	2004	2003

Net sales	$21,291,300	20,213,673
Cost of sales	16,101,467	15,989,387

Gross profit	5,189,833	4,224,286
Selling, general and administrative expenses	4,670,284	4,897,097

Operating income (loss)	519,549	(672,811)
Interest expense	330,431	327,994
Other non-operating income (loss), net	(45,640)	168,628

Earnings (loss) before income taxes
and minority interest	143,478	(832,177)
Income tax expense	112,888	121,360
Minority interest in net earnings	20,988	15,516

Net earnings (loss)	$9,602	(969,053)

Basic weighted-average outstanding shares	1,957,898	1,955,398

Diluted weighted-average outstanding shares	1,982,016	1,955,398

Basic earnings (loss) per share of common stock	$0.00	(0.50)

Diluted earnings (loss) per share of common stock	$0.00	(0.50)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THREE MONTHS ENDED MARCH 31,
	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$9,602	(969,053)
Adjustments to reconcile net earnings (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	758,219	796,033
Common and treasury stock issued in connection with
compensation element of sales to employees
and employee savings plan	6,414	8,126
Minority interest in consolidated subsidiaries	20,988	15,516
Change in assets and liabilities:
Trade accounts receivable	(359,370)	732,248
Inventories	(503,135)	696,494
Billings, costs and estimated earnings on uncompleted contracts	(1,828,575)	(329,588)
Prepaid expenses	(286,426)	(489,326)
Accounts payable	1,104,345	424,271
Customer deposits	723,121	(1,710,518)
Accrued compensation	565,871	172,833
Other, net	(379,669)	25,278

Net cash used by operating activities	$(168,615)	(627,686)

Cash flows from investing activities:
Additions to property, plant and equipment	(274,997)	(277,595)

Net cash used by investing activities	$(274,997)	(277,595)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements	(100,225)	(10,314)
Repayment of long-term debt	(589,297)	(371,991)
Proceeds from issuance of long-term debt	—	1,062,700
Payments received on notes receivable from employees	11,901	15,626

Net cash provided (used) by financing activities	$(677,621)	696,021

Effect of exchange rate changes on cash and cash equivalents	(161,201)	151,126

Net decrease in cash and cash equivalents	(1,282,434)	(58,133)
Cash and cash equivalents:
At beginning of period	6,235,975	4,126,006

At end of period	4,953,540	4,067,873

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$323,087	285,270
Income taxes	8,965	7,255

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED MARCH 31,
	2004	2003

Net income (loss)	$9,602	(969,053)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,505)	317,997
Minimum pension liability adjustment	(136,755)	55,860

Total comprehensive loss	$(143,658)	(595,196)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2003 Annual Report on Form 10-K, a copy of which is available upon request, and these notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the Form 10-K.

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

Segment information is as follows:

	FOR THREE MONTHS ENDED
SALES TO UNAFFILIATED CUSTOMERS	March 31, 2004	March 31, 2003

Domestic	$10,789,606	9,409,193
European	7,627,764	8,446,322
International	2,873,930	2,358,158

Total	$21,291,300	20,213,673

INTERSEGMENT SALES

Domestic	$1,627,916	2,105,102
European	200,371	290,290
OPERATING INCOME (LOSS)

Domestic	$391,551	(611,731)
European	360,984	288,692
International	322,516	189,869
Corporate expenses, including R&D	(555,502)	(539,641)

Total	$519,549	(672,811)

	AS OF
IDENTIFIABLE ASSETS	March 31, 2004	March 31, 2003

Domestic	$33,692,413	33,156,800
European	28,698,404	24,812,635
International	7,147,607	6,656,886
Corporate	1,794,007	1,897,955

Total	71,332,431	66,524,276

Inventories

Inventories at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003

Raw materials	$2,903,374	2,850,348
Work in process	17,960,172	17,414,515
Finished goods	4,470,722	4,420,786

	25,334,268	24,685,649
LIFO reserve	(1,019,000)	(1,039,000)

Total	$24,315,268	23,646,649

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,132,000 and $14,192,000 at March 31, 2004 and December 31, 2003, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.

EMPLOYEE BENEFIT PLANS

(A)    PENSION PLANS

The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. The Company’s policy is to fund pension costs to conform to the Employee Retirement Income Security Act of 1974. The minimum required contributions for 2004 for these defined benefit retirement plans are approximately $2,946,000 of which $112,000 was paid in the first quarter of 2004.

Net pension expense under these plans for the three months ended March 31 is comprised of the following:

	2004	2003

Service cost	$0	0
Interest cost on projected benefit obligation	460,000	450,000
Return on plan assets	(406,000)	(325,000)
Net amortization and deferral of net transition liability	302,000	300,000
Adjustment for curtailment	—	—

Net pension expense	$356,000	425,000

The Company has a pension plan (UK Plan) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002. The minimum required contributions for 2004 are approximately $395,000 of which $99,000 was paid in the first quarter of 2004.

Net pension expense under this plan for the three months ended March 31 is comprised of the following:

	2004	2003

Service cost	$15,000	11,000
Interest cost on projected benefit obligation	266,000	210,000
Return on plan assets	(216,000)	(154,000)
Net amortization and deferral of net transition liability	110,000	76,000
Adjustment for curtailment	—	—

Net pension expense	$175,000	143,000

(B)   POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

The post-retirement health care and life insurance benefits are 100% funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three months ended March 31 includes the following components:

	2004	2003

Service cost	$13,000	$16,000
Interest cost	112,000	125,000
Net amortization and deferral	(33,000)	(44,000)

Net periodic post-retirement benefit cost	$92,000	$97,000

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED
	March 31, 2004	March 31, 2003

Net income (loss) for basic and diluted earnings	$9,602	(969,053)
Weighted average common shares outstanding	1,957,898	1,955,398
Dilutive stock options	24,118	—
Dilutive average common shares outstanding	1,982,016	1,955,398
Basic income (loss) per common share	$0.00	(0.50)
Diluted income (loss) per common share	$0.00	(0.50)

Options to purchase 121,493 shares of common stock with a weighted average exercise price of $5.50 per share were outstanding at March 31, 2004. Options to purchase 98,738 shares of common stock with a weighted average exercise price of $6.92 per share were outstanding at March 31, 2003.

Options to purchase 67,993 and 75,238 shares of common stock were not included in the computations of diluted earnings per share for the three month periods ended March 31, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.

Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	FOR THREE MONTHS ENDED
	March 31, 2004	March 31, 2003

Net income (loss) reported	$9,602	(969,053)
Add: Stock-based compensation expense included in
Reported net earnings (loss), net of related tax effects	—	—
Deduct: Stock-based compensation expense determined
under fair value-based method, net of related
tax effects	5,278	6,630

Pro forma net income (loss)	$4,324	(975,683)
Basic loss per common share:
As reported	0.00	(0.50)
Pro forma basic net income (loss) per share	0.00	(0.50)
As reported	0.00	(0.50)
Pro forma diluted net income (loss) per share	0.00	(0.50)

The fair value of the Company’s stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions: March 31, 2004- expected volatility of 43% and expected dividend yield of 0%; March 31, 2003- expected volatility of 23% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

COSTS ASSOCIATED WITH EXIT ACTIVITIES

During the first quarter of 2003, the Company recorded $237,000 in charges related to: (i) a downsizing of the corporate staff; and (ii) additional costs to move the manufacturing formerly performed in Longview, Texas to Milwaukee, Wisconsin. The amount recorded includes $176,000 of employee termination benefits for 15 notified employees and $61,000 for moving expenses. Approximately $78,000 and $159,000 of these charges were recorded in cost of sales and selling, general and administrative expenses, respectively. There were no costs associated with exit activity in the first quarter of 2004. The Company had utilized all accruals related to exit activities as of December 31, 2003.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company’s subsidiaries in England and India and a bank revolving line of credit in the United States.

For the three months ended March 31, 2004, approximately $169,000 of cash was used by operations compared to approximately $628,000 of cash used by operations during the same period in 2003. The switch from a net loss of approximately $969,000 in the first quarter of 2003 to a net earnings of approximately $10,000 in the 2004 first quarter was the principal reason for the improvement in cash used in the first quarter of 2004 compared to the same period in 2003.

Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $275,000 in the first three months of 2004 compared to approximately $278,000 in the first three months of 2003. Property, plant and equipment additions are expected to total approximately $1,200,000 for 2004.

WORKING CAPITAL

	March 31, 2004	December 31, 2003

Current assets	$49,763,000	48,347,000
Current liabilities	22,571,000	20,929,000
Working capital	27,192,000	27,418,000
Current ratio	2.20	2.31

Working capital had a slight decrease of $226,000 at March 31, 2004 compared to December 31, 2003. Approximately one half of the decrease was the result of a decline in the foreign currency exchange rates. Days sales outstanding in receivables were 68 and 66 at March 31, 2004 and December 31, 2003, respectively.

Inventory turns were 2.82 and 2.89 for the twelve months ending March 31, 2004 and December 31, 2003, respectively.

CAPITALIZATION

	March 31, 2004	December 31, 2003

Interest bearing debt	$23,232,000	23,836,000
Shareholders’ equity	3,900,000	4,025,000
Debt and equity	27,132,000	27,861,000
Ratio	85.6%	85.6%

The capitalization of the Company had only a slight change during the first quarter of 2004.

Based on the potential sale of our land and buildings in Leeds, England, Barclays Bank plc provided us with a bridge loan for 750,000 British pounds in May 2003 and a commitment for another 750,000 British pounds to be drawn when the property’s zoning is changed to residential. The rezoning process is in the final stages of completion and we expect the Leeds governing body to change the zoning during the second quarter of 2004. The interest rate on the loan is LIBOR plus 2.25% and the loan is secured by the Leeds facility. The Barclays loans will be paid off when we receive the proceeds, expected to be approximately 4,050,000 British pounds, from the sale of this facility.

The Company is in negotiations to refinance its senior debt facility which expires April 1, 2005. We expect to finalize the agreement during the second quarter of 2004.The March 2004 amendment to the credit agreement with the current bank required a $100,000 fee if the Company did not receive a firm commitment for the new financing by April 30, 2004. We expect to receive the new financing commitment in May 2004 and the current bank’s fee was paid.

The Company is currently in compliance with all bank covenants in its Credit Agreements. The covenants were set taking into account both the Company’s expected levels of capital expenditures and earnings for 2004 and early 2005 and the bank’s requirements for debt service but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations.

RESULTS OF OPERATIONS

Shipments and Orders

	FOR THREE MONTHS ENDED
	March 31, 2004	March 31, 2003

Net orders	$26,246,000	23,725,000
Percentage increase	10.6%
Net sales (shipments)	21,291,000	20,214,000
Percentage increase	5.3%

Orders increased by approximately $2,521,000, or 10.6%, in the first three months of 2004 when compared to the same period in 2003.

When the orders received in the first quarter of 2004 are compared to the same period of 2003, Domestic segment orders increased by approximately $3,480,000, or 29.8%, International segment orders increased by approximately $711,000, or 20.8%, and European segment orders decreased by approximately $1,670,000, or 19.3%.

The improving economy in the United States caused orders for most of our products to increase in the Domestic segment with the largest increase coming from contracts for highly engineered construction projects. In the European segment, the first quarter of 2003 was the fourth best quarterly order intake in the last five years. If the first quarter of 2004 is compared to that quarter, the first quarter of 2004 had a decrease as referenced above. However, if the first quarter of 2004 is compared to the average quarterly order intake over the last five years, it had an increase of 4.1%.

Consolidated net sales increased in the first three months of 2004 by 5.3% when compared to the same period in 2003, but when the foreign currency exchange difference is taken out consolidated net sales decreased by 1.4%.

In the Domestic segment and the International segment the increased orders received in the last two quarters resulting from the recovering economies in those segments was the primary reason for the net sales increases of approximately 14.7% and 21.9%, respectively, in those two segments for the first three months of 2004 compared to the same period of 2003. The European segment’s net sales in the first three months of 2004 decreased by approximately 9.7% when compared to the same period in 2003. After excluding the effect of the currency exchange, the European segment decrease in net sales was approximately 23.6% for the first three months of 2004 when compared to the same period in 2003. However, the first quarter of 2003 was the highest net sales quarter for the European segment in the last five years. If the first quarter of 2004 was compared to the average quarterly net sales over the last five years, net sales for the first quarter of 2004 were 20.5% higher than the average.

Backlog

	March 31, 2004	December 31, 2003

Backlog	33,867,000	28,912,000
Percentage increase	17.1%

Backlog of orders at March 31, 2004 has increased by approximately 17.1% to approximately $33,867,000 from approximately $28,912,000 at December 31, 2003.

When backlog at March 31, 2004 is compared to December 31, 2003, the Domestic segment backlog increased by 42.2% to approximately $14,658,000, the European segment backlog decreased by 4.3% to approximately $14,692,000 and the International segment backlog increased by 39.1% to approximately $4,517,000.

Gross Profit

	FOR THREE MONTHS ENDED
	March 31, 2004	March 31, 2003

Gross profit	$5,190,000	4,224,000
Gross profit margin	24.4%	20.9%
Percentage increase (decrease)	16.7%

Our gross profit margin increased in the first three months of 2004 to approximately 24.4% compared to approximately 20.9% in the same period of 2003. The gross profit margin in the first quarter of 2003 was negatively affected by the operating problems at our Fremont, Nebraska plant. Those operational problems had been alleviated by the end of 2003. The resolution of these problems was the primary reason for the improved gross profit margin in the first three months of 2004 as compared to 2003.

Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED
	March 31, 2004	March 31, 2003

Selling, General and Administrative
Expenses	$4,670,000	$4,897,000
Research and development	$424,000	419,000

Selling, general and administrative
less research and development	4,246,000	4,479,000

Percentage decrease	5.2%
Percentage of net sales	19.9%	22.2%

Selling, general and administrative expenses in the first three months of 2004 decreased by 5.2% when compared to the same period in 2003. However, if these expenses are adjusted to take out the foreign exchange translation difference, the decrease is 12.6%. The primary reasons for the change are the one time severance costs in 2003, the cost reductions from down-sizing, lower outside consulting fees and a one-time benefit from the sale of shares received on insurance policies owned by the company as a result of a demutualization of the insurance company that issued the policies.

Non-operating Income (Loss)

Non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED
	March 31, 2004	March 31, 2003

Interest income	$12,524	10,349
Exchange gain (loss)	(61,553)	46,009
Miscellaneous, net	3,369	112,270

Non-operating
income (loss)	$(45,640)	168,628

The primary reason for the decrease in miscellaneous income in the first three months of 2004 compared to the same period in 2003 was from the gain on the sale of machinery and equipment in the first three months in 2003 at our closed Longview, Texas plant.

Income tax effective rates were 78.7% and (14.6%) in the first three months of 2004 and 2003, respectively. We had income tax expense of $112,888 for the three months ended March 31, 2004 on earnings before income taxes and minority interest of $143,478. We had income tax expense of $121,360 for the three months ended March 31, 2003 on losses before income taxes and minority interest of $832,177. This is a result of significant losses in the Domestic segment that are not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that are generating income.

The primary reason for the change from a net loss of approximately $.50 per share in the first quarter of 2003 to approximately break even results in the first quarter of 2004 was the increase in gross profit described above.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts. A more complete description of our accounting policies is presented in note 1 to the 2003 Consolidated Financial Statements included in the Company’s Form 10-K.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply Interpretation 46R to interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company’s interim first 2004 financial statements.

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	Factors affecting the economy generally, including the financial and business conditions of the Company’s customers, the demand for customers’ products and services that utilize the Company’s products, national and international events such as those of September 11, 2001, the current hostilities in the Middle East, and other threats or acts of terrorism.

•	Factors affecting the Company’s financial performance or condition, including restrictions or conditions imposed by our current and prospective lenders, our ability to complete the expected new financing arrangement described above, tax legislation, unanticipated restrictions on the Company’s ability to transfer funds from its subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

•	Factors affecting percentage of completion contracts, including the accuracy of estimates and assumptions regarding the timing and levels of costs to complete those contracts.

•	Factors affecting the Company’s international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company’s products or the ability to sell the Company’s products in foreign markets, and the value in United States dollars of sales made and costs incurred in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

•	Factors affecting the Company’s ability to hire and retain competent employees, including unionization of the Company’s non-union employees and changes in relationships with the Company’s unionized employees.

•	The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company’s operations.

•	Factors affecting the fair market value of the Company’s common stock or other factors that would negatively impact the funding of or the value of securities held by the employee benefit plans.

•	The cost and other effects of claims involving the Company’s products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

•	Factors affecting the Company’s ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

•	Unanticipated technological developments that result in competitive disadvantage and create the potential for impairment of existing assets.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the Euro and British Pound. As the values of the currencies utilized by the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, decrease or increase accordingly.

INTEREST RATE RISK

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $23,000,000 of floating rate debt outstanding at March 31, 2004. A 100 basis point movement in interest rates on floating rate debt outstanding at March 31, 2004 would result in a change in earnings or loss before income taxes of approximately $230,000 per year.

FOREIGN EXCHANGE RATE RISK

If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first quarter of 2004, the break-even operating results would instead have been a net loss of approximately $100,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At March 31, 2004, the Company had no forward exchange contracts outstanding.

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

CHANGE IN INTERNAL CONTROLS

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

See Exhibit Index following the last page of this Form 10-Q which Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K during the quarter for which this report is filed:

On March 30, 2004, The Oilgear Company furnished a report on Form 8-K dated March 30, 2004 as an exhibit the press release reporting its annual earnings.

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
/s/ David A. Zuege

David A. Zuege President and CEO (Principal Executive Officer)
/s/ Thomas J. Price

Thomas J. Price VP-CFO and Secretary (Principal Financial and Chief Accounting Officer)

Date:   May 17, 2004

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004

Exhibit	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002