Form 10-Q
period 2004-06-30
OILGEAR CO
filed 2004-08-16
CIK 74058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES     X                           NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES                                  NO      X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 16, 2004

Common Stock, $1.00 Par Value	1,962,298

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$6,129,209	6,235,975
Trade accounts receivable, less allowance for doubtful receivables of $260,000 and $250,000 in 2004 and 2003, respectively	15,739,545	15,475,564
Costs and estimated earnings in excess of billings on uncompleted contracts	1,713,776	1,317,695
Inventories	23,851,801	23,646,649
Prepaid expenses	1,118,231	930,918
Other current assets	1,055,307	740,075

Total current assets	49,607,869	48,346,876

Property, plant and equipment, at cost
Land	1,118,129	1,144,305
Buildings	12,443,888	12,500,053
Machinery and equipment	50,439,578	50,674,237
Drawings, patterns and patents	6,003,688	5,867,277

	70,005,283	70,185,872
Less accumulated depreciation and amortization	51,304,314	50,290,460

Net property, plant and equipment	18,700,969	19,895,412
Other assets	2,308,162	2,196,449

	$70,617,000	70,438,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,213,823	2,182,892
Current installments of long-term debt	19,304,144	2,067,019
Accounts payable	8,827,812	8,248,978
Billings in excess of costs and estimated earnings on	1,231,502	933,905
uncompleted contracts
Customer deposits	1,426,659	1,424,442
Accrued compensation and employee benefits	4,314,849	2,917,263
Other accrued expenses and income taxes	2,434,880	3,154,743

Total current liabilities	39,753,669	20,929,242

Long-term debt, less current installments	1,684,592	19,586,095
Unfunded employee retirement plan costs	15,928,454	15,844,771
Unfunded post-retirement health care costs	7,930,000	8,200,000
Other noncurrent liabilities	808,426	916,158

Total liabilities	66,105,141	65,476,266

Minority interest in consolidated subsidiaries	992,296	937,148
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 1,990,783 shares	1,990,783	1,990,783
Capital in excess of par value	9,497,906	9,497,906
Retained earnings	14,699,714	14,701,484

	26,188,403	26,190,173
Deduct:
Treasury stock, 30,985 shares	(270,457)	(285,087)
Notes receivable from employees for purchase of Company common stock	(68,483)	(96,236)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(221,210)	245,902
Minimum pension liability adjustment	(22,108,690)	(22,029,429)

	(22,668,840)	(21,783,527)

Total shareholders’ equity	3,519,563	4,025,323

	$70,617,000	70,438,737

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003

Net sales	$23,271,375	20,609,705	44,562,675	40,823,378
Cost of sales	17,794,848	15,504,945	33,896,315	31,494,331

Gross profit	5,476,527	5,104,760	10,666,360	9,329,047
Selling, general and administrative expenses	5,000,342	4,891,131	9,670,627	9,788,228

Operating income (loss)	476,185	213,629	995,733	(459,181)
Interest expense	326,614	334,559	657,045	662,553
Other non-operating income (loss), net	36,960	54,861	(8,680)	223,487

Earnings (loss) before income taxes and minority interest	186,531	(66,069)	330,008	(898,247)
Income tax expense	149,116	90,537	262,003	211,898
Minority interest in net earnings	34,160	19,784	55,148	35,300

Net earnings (loss)	$3,255	(176,390)	12,857	(1,145,445)

Basic weighted-average outstanding shares	1,959,777	1,955,398	1,958,838	1,955,398

Diluted weighted-average outstanding shares	1,978,677	1,955,398	1,980,456	1,955,398

Basic earnings (loss) per share of common stock	$0.00	(0.09)	0.01	(0.59)

Diluted earnings (loss) per share of common stock	$0.00	(0.09)	0.01	(0.59)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR SIX MONTHS ENDED
	JUNE 30,
	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$12,857	(1,145,445)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,533,953	1,594,603
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	12,831	16,252
Minority interest in consolidated subsidiaries	55,148	35,300
Change in assets and liabilities:
Trade accounts receivable	(397,973)	1,713,892
Inventories	(217,335)	1,353,993
Billings, costs and estimated earnings on uncompleted contracts	(64,223)	(2,656,710)
Prepaid expenses	(196,702)	(946,025)
Accounts payable	634,809	433,062
Customer deposits	20,034	(1,909,985)
Accrued compensation	1,464,285	528,451
Other, net	(1,538,500)	(88,563)

Net cash provided (used) by operating activities	$1,349,185	(1,071,175)

Cash flows from investing activities:
Additions to property, plant and equipment	(431,671)	(589,714)

Net cash used by investing activities	$(431,671)	(589,714)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements	167	1,174,757
Repayment of long-term debt	(926,504)	(712,440)
Proceeds from issuance of long-term debt	260,815	1,441,007
Payments received on notes receivable from employees	14,922	24,686

Net cash provided (used) by financing activities	$(650,601)	1,928,010

Effect of exchange rate changes on cash and cash equivalents	(373,679)	156,413

Net increase (decrease) in cash and cash equivalents	(106,765)	423,535
Cash and cash equivalents:
At beginning of period	6,235,975	4,126,006

At end of period	6,129,209	4,549,541

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$673,598	598,987
Income taxes	74,963	50,323

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003

Net income (loss)	$3,255	(176,390)	12,857	(1,145,445)
Other comprehensive income (loss):
Foreign currency translation adjustment	(450,608)	820,062	(467,113)	1,138,059
Minimum pension liability adjustment	57,494	(143,450)	(79,261)	(87,590)

Total comprehensive gain (loss)	$(389,859)	500,222	(533,517)	(94,976)

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

Segment information is as follows:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
SALES TO UNAFFILIATED CUSTOMERS	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Domestic	$11,688,452	11,003,506	22,478,058	20,412,699
European	8,327,410	7,069,985	15,955,174	15,516,307
International	3,255,513	2,536,214	6,129,443	4,894,372

	$23,271,375	20,609,705	44,562,675	40,823,378

INTERSEGMENT SALES

Domestic	$1,710,809	1,583,593	3,338,725	3,688,695
European	418,339	196,326	618,710	486,616

OPERATING INCOME (LOSS)

Domestic	$314,073	158,409	705,624	(453,322)
European	535,106	396,653	896,090	685,345
International	211,408	209,540	533,924	399,409
Corporate expenses, including R&D	(584,402)	(550,973)	(1,139,905)	(1,090,613)

Total	$476,185	213,629	995,733	(459,181)

	AS OF
IDENTIFIABLE ASSETS	June 30, 2004	June 30, 2003

Domestic	$34,284,024	34,562,000
European	27,713,031	24,936,268
International	6,852,711	7,069,339
Corporate	1,767,234	1,865,521

Total	70,617,000	68,433,128

The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company’s subsidiaries in England and India and a bank revolving line of credit in the United States. The Company’s current credit facility in the United States expires on April 1, 2005 and the Company is currently negotiating a new credit facility with alternative lenders. The Company expects the new credit facility to be secured by the end of the third quarter of 2004. However, if the Company cannot secure the new credit facility before the expiration of the current United States credit facility, it cannot ensure that it will be able to repay the amounts under the current credit facility or fund its operations after April 1, 2005.

Inventories

Inventories at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003

Raw materials	$2,844,554	2,850,348
Work in process	17,513,232	17,414,515
Finished goods	4,371,015	4,420,786

	24,728,801	24,685,649
LIFO reserve	(877,000)	(1,039,000)

Total	$23,851,801	23,646,649

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $14,353,000 and $14,192,000 at June 30, 2004 and December 31, 2003, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.

EMPLOYEE BENEFIT PLANS

(A)     PENSION PLANS

The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. The Company’s policy is to fund pension costs to conform to the Employee Retirement Income Security Act of 1974. The minimum required contributions for 2004 for these defined benefit retirement plans are approximately $2,946,000 of which $112,000 was paid in the first six months of 2004 and $365,400 relating to the plan covering hourly employees and union members at the Milwaukee, WI plant was delinquently paid in August 2004. The Company is currently delinquent by $1,615,542 in its contributions to the Oilgear Salaried Retirement Plan and it has filed a written notice with the Pension Benefit Guaranty Corporation of this deficiency. The Company intends that this deficiency will be corrected after the new bank financing agreement is completed, which bank financing is further discussed under the caption “Financial Condition and Liquidity” in Item 2 hereof.

Net pension expense under these plans for the three and six months ended June 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Service cost	$0	0	$0	0
Interest cost on projected benefit obligation	460,000	450,000	920,000	900,000
Return on plan assets	(406,000)	(325,000)	(812,000)	(650,000)
Net amortization and deferral of net transition liability	302,000	300,000	604,000	600,000

Net pension expense	$356,000	425,000	$712,000	850,000

The Company has a pension plan (UK Plan) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002. The minimum required contributions for 2004 are approximately $395,000 of which approximately $198,000 was paid in the first six months of 2004.

Net pension expense under this plan for the three and six months ended June 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Service cost	$15,000	11,000	$30,000	22,000
Interest cost on projected benefit obligation	266,000	210,000	532,000	420,000
Return on plan assets	(216,000)	(154,000)	(432,000)	(308,000)
Net amortization and deferral of net transition liability	110,000	76,000	220,000	152,000
Adjustment for curtailment	—	—	—	—

Net pension expense	175,000	143,000	$350,000	286,000

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

The post-retirement health care and life insurance benefits are 100% funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three and six months ended June 30 includes the following components:

	FOR THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Service cost	$13,000	16,000	$26,000	$32,000
Interest cost	112,000	125,000	224,000	250,000
Net amortization and deferral	(33,000)	(44,000)	(66,000)	(88,000)

Net periodic post-retirement benefit cost	$92,000	97,000	$184,000	194,000

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) for basic and diluted earnings	$3,255	(176,390)	12,857	(1,145,445)
Weighted average common shares outstanding	1,959,777	1,955,398	1,958,838	1,955,398
Dilutive stock options	19,839	—	20,679	—
Dilutive average common shares outstanding	1,978,677	1,955,398	1,980,456	1,955,398
Basic income (loss) per common share	$0.00	(0.09)	0.01	(0.59)
Diluted income (loss) per common share	$0.00	(0.09)	0.01	(0.59)

Options to purchase 118,493 shares of common stock with a weighted average exercise price of $5.57 per share were outstanding at June 30, 2004. Options to purchase 95,717 shares of common stock with a weighted average exercise price of $6.92 per share were outstanding at June 30, 2003.

Options to purchase 67,960 and 72,217 shares of common stock were not included in the computations of diluted earnings per share for the three month periods ended June 30, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.

Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) reported (969,053)	$3,255	(176,390)	12,857	(1,145.445)
Add: Stock-based compensation expense included in Reported net earnings (loss), net of related tax effects	—	—
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(5,278)	(6,630)	(10,556)	(13,261)

Pro forma net income (loss)	$(2,023)	(183,020)	2,301	(1,158,706)
Basic loss per common share:
As reported	0.00	(0.09)	0.00	(0.59)
Pro forma basic net income (loss) per share	0.00	(0.09)	0.01	(0.59)
As reported	0.00	(0.09)	0.00	(0.59)
Pro forma diluted net income (loss) per share	0.00	(0.09)	0.01	(0.59)

The fair value of the Company’s stock options used to compute pro forma net income (loss) and income (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions:      2004- expected volatility of 44% and expected dividend yield of 0%;      2003- expected volatility of 38% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

COSTS ASSOCIATED WITH EXIT ACTIVITIES

During the second quarter and the first six months of 2003, the Company recorded approximately $59,000 and $237,000, respectively, in charges related to: (i) a downsizing of the corporate staff; and (ii) additional costs to move the manufacturing formerly performed in Longview, Texas to Milwaukee, Wisconsin. The amount recorded includes $235,000 of employee termination benefits for 15 notified employees and $61,000 for moving expenses. Approximately $78,000 and $159,000 of these charges were recorded in cost of sales and selling, general and administrative expenses, respectively. There were no costs associated with exit activities in the first six months of 2004. The Company had utilized all accruals related to exit activities as of December 31, 2003.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company’s subsidiaries in England and India and a bank revolving line of credit in the United States. The Company’s current credit facility in the United States expires on April 1, 2005 and the Company is currently negotiating a new credit facility with alternative lenders. The Company expects the new credit facility to be secured by the end of the third quarter of 2004. However, if the Company cannot secure the new credit facility before the expiration of the current United States credit facility, it cannot ensure that it will be able to repay the amounts under the current credit facility or fund its operations after April 1, 2005.

For the six months ended June 30, 2004, approximately $1,349,000 of cash was provided by operations compared to approximately $1,071,000 of cash used by operations during the same period in 2003. Net earnings of approximately $13,000 in the first six months of 2004 compared to a net loss of approximately $1,145,000 for the same period in 2003 was the principal reason for the improvement in cash from operations. Cash provided from operations was also increased by approximately $990,00 of pension contributions due but not paid in the second quarter of 2004. The company intends to catch up with its delinquent defined benefit contributions after the new bank financing agreement is completed. Days sales outstanding in receivables were 60 and 62 at June 30, 2004 and June 30, 2003, respectively. Inventory turns were 2.86 at June 30, 2004 compared to 2.98 at June 30, 2003.

Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $432,000 in the first six months of 2004 compared to approximately $590,000 in the first six months of 2003. Property, plant and equipment additions are expected to total approximately $1,200,000 for 2004.

WORKING CAPITAL

	June 30, 2004	December 31, 2003

Current assets	$49,608,000	48,347,000
Current liabilities	39,754,000	20,929,000
Working capital	9,854,000	27,418,000
Current ratio	1.25	2.31

Working capital decreased by approximately $17,564,000 at June 30, 2004 compared to December 31, 2003. We are working to replace our current credit facility from a structure using a domestic regional bank where loans are denominated in US dollars to a global bank debt arrangement where loans are denominated in US dollars, British pound sterling and EURO currencies. Because our current United States credit facility expires on April 1, 2005, the outstanding $17,269,000 of debt under that facility was reclassified from long-term debt to current debt at June 30, 2004. Without considering this loan reclassification, working capital decreased by approximately $295,000 and the current ratio would have been 2.21.

CAPITALIZATION

	June 30, 2004	December 31, 2003

Interest bearing debt	$23,203,000	23,836,000
Shareholders’ equity	3,520,000	4,025,000
Debt and equity	26,723,000	27,861,000
Ratio	86.8%	85.6%

The capitalization of the Company had only a slight change during the first six months of 2004.

Based on the potential sale of our land and buildings in Leeds, England, Barclays Bank plc provided us with a bridge loan for 750,000 British pounds in May 2003 and a commitment for another 750,000 British pounds to be drawn when the property’s zoning is changed to residential. The Leeds city planning committee approved the residential zoning on July 15, 2004. The interest rate on the loan is LIBOR plus 2.25% and the loan is secured by the Leeds facility. The Barclays loans will be paid off when we receive the proceeds, expected to be approximately 4,050,000 British pounds, from the sale of this facility.

The Company is in negotiations to refinance its United States Credit facility which expires April 1, 2005. Completion of these arrangements are taking longer than we expected but we are making progress and expect to finalize them during the third quarter of 2004.

The Company is currently in compliance with all bank covenants in its United States and foreign credit facilities. The covenants for the Company’s United States credit facility were set taking into account both the Company’s expected levels of capital expenditures and earnings for 2004 and early 2005 and the bank’s requirements for debt service, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations.

RESULTS OF OPERATIONS

Shipments and Orders

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net orders	$25,201,000	20,946,000	51,447,000	44,671,000
Percentage increase	20.3%		15.2%
Net sales (shipments)	23,271,000	20,610,000	44,563,000	40,823,000
Percentage increase	12.9%		9.1%

Orders increased by approximately $4,255,000, or 20.3%, in the second quarter of 2004 and approximately $6,806,000 or 15.2%, in the first six months of 2004 when compared to the same periods in 2003.

When the orders received in the second quarter and the first six months of 2004 are compared to the same periods of 2003, the Domestic segment orders increased by approximately $1,537,000, or 14.2%, and increased by approximately $5,018,000, or 22.3%, respectively, the International segment orders increased by approximately $2,097,000, or 81.6%, and increased by approximately $2,809,000, or 46.8%, respectively, and the European segment orders increased by approximately $621,000, or 8.2%, and decreased by approximately $1,048,000, or 6.5%, respectively.

The improving economy in the United States caused orders for most of our products to increase in the Domestic segment with the largest increase coming from contracts for highly engineered construction projects. An increase in orders from customers in Latin America has provided most of the increase of orders in the International segment. In the European segment, the orders in the second quarter of 2004 improved by 17.7% from orders in the first quarter of 2004 and 22.6% higher than the average quarterly order intake for the last five years. Consolidated net sales increased in the second quarter of 2004 by 12.9% and in the first six months of 2004 by 9.2% when compared to the same periods in 2003, but when the foreign currency exchange difference is taken out consolidated net sales increased by 9.3% in the second quarter of 2004 and increased by 4% in the first six months of 2004, when compared with the same periods in 2003.

In the Domestic segment and the International segment the increased orders for those segments were the primary reason for the net sales increase in the first six months of approximately 10.1% and 25.2%, respectively when compared with the same periods in 2003. In those two segments, the second quarter of 2004 increased by approximately 6.2% and 28.4%, respectively, when compared to the same period of 2003. The European segment’s net sales in the first six months of 2004 increased by approximately 2.8% when compared to the same period in 2003. After excluding the effect of the currency exchange, the European segment net sales decreased by approximately 9.2% for the first six months of 2004 when compared to the same period in 2003. In the second quarter of 2004, the European segment net sales increased by 17.8% when compared to the same period in 2003 and increased by approximately 8% after excluding the effect of foreign currency exchange differences.

Backlog

	June 30, 2004	December 31, 2003

Backlog	$35,796,000	28,912,000
Percentage increase	23.8%

Increased orders in the Domestic and International segments caused the backlog of orders at June 30, 2004 to increase by approximately 23.8% to approximately $35,796,000 from approximately $28,912,000 at December 31, 2003.

When backlog at June 30, 2004 is compared to December 31, 2003, the Domestic segment backlog increased by 48.6% to approximately $15,308,000, the European segment backlog decreased by 5.2% to approximately $14,562,000 and the International segment backlog increased by 82.5% to approximately $5,926,000.

Gross Profit

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Gross profit	$5,477,000	5,105,000	10,666,000	9,329,000
Gross profit margin	23.5%	24.8%	23.9%	22.9%
Percentage increase (decrease)	(5.2%)		4.4%

Our gross profit margin increased in the first six months of 2004 to approximately 23.9% compared to approximately 22.9% in the same period of 2003 because the profit margin during the first six months of 2003 was negatively affected by the operating problems at our Fremont, Nebraska plant. The gross profit margin in the second quarter of 2004 decreased by approximately 5.2% because of a heavier mix of lower profit margin products shipped in the second quarter of 2004 compared to the second quarter of 2003.

Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Selling, General and Administrative Expenses	$4,558,000	$4,473,000	8,805,000	$8,950,000
Research and development	$442,000	418,000	866,000	838,000

Total selling, general and administrative	5,000,000	4,891,000	9,671,000	9,788,000

Percentage increase (decrease)	2.2%		(1.2%)
Percentage of net sales	21.5%	23.7%	21.7%	24.0%

Selling, general and administrative expenses in the second quarter of 2004 and the first six months of 2004 decreased by 1.2% and increased by 2.2%, respectively, when compared to the same period in 2003. However, if the expenses for 2004 are adjusted to take out the foreign exchange translation difference, the decrease in the second quarter and the first six months is 1.6% and 6.6%, respectively. The primary reasons for the change are the one time severance costs in 2003, the cost reductions from down-sizing, lower outside consulting fees and benefit in 2004 from the sale of shares received on insurance policies owned by the Company as a result of a demutualization of the insurance company that issued the policies.

Non-operating Income (Loss)

Non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Interest income	$1,200	6,069	13,724	16,418
Exchange gain (loss)	(16,154)	39,087	(77,707)	85,096
Miscellaneous, net	51,914	9,705	55,301	121,973

Non-operating income (loss)	$36,960	54,861	(8,680)	223,487

The primary reason for the decrease in miscellaneous income in the first six months of 2004 compared to the same period in 2003 was the gain on the sale of machinery and equipment in the first six months in 2003 at our closed Longview, Texas plant.

Income tax effective rates were 79.4% and (23.6%) in the first six months of 2004 and 2003, respectively. We had income tax expense of $262,003 for the six months ended June 30, 2004 on earnings before income taxes and minority interest of $330,008. We had income tax expense of $211,898 for the six months ended June 30, 2003 on losses before income taxes and minority interest of $898,247. This is a result of significant losses in the Domestic segment that are not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that are generating income.

The primary reason for the change from a net loss of approximately $.09 per share in the second quarter of 2003 and approximately $.59 per share in the first six months of 2003 to approximately a break even in the second quarter of 2004 and a net earnings of approximately $.01 per share in the first six months of 2004 was the increase in shipments and gross profit described above.

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

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	Factors affecting the economy generally, including the financial and business conditions of the Company’s customers, the demand for customers’ products and services that utilize the Company’s products, national and international events such as those of September 11, 2001, the current hostilities in the Middle East, and other threats or acts of terrorism.

•	Factors affecting the Company’s financial performance or condition, including restrictions or conditions imposed by our current and prospective lenders, our ability to complete the expected new financing arrangement described above, tax legislation, unanticipated restrictions on the Company’s ability to transfer funds from our subsidiaries and changes in applicable accounting principles or environmental laws and regulations.

•	Factors affecting percentage of completion contracts, including the accuracy of estimates and assumptions regarding the timing and levels of costs to complete those contracts.

•	Factors affecting the Company’s international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company’s products or the ability to sell the Company’s products in foreign markets, and the value in United States dollars of sales made and costs incurred in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

•	Factors affecting the Company’s ability to hire and retain competent employees, including unionization of the Company’s non-union employees and changes in relationships with the Company’s unionized employees.

•	The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company’s operations.

•	Factors affecting the fair market value of the Company’s common stock or other factors that would negatively impact the funding of or the value of securities held by the employee benefit plans.

•	The cost and other effects of claims involving the Company’s products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

•	Factors affecting the Company’s ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

•	Unanticipated technological developments that result in competitive disadvantage and create the potential for impairment of existing assets.

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

INTEREST RATE RISK

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $23,000,000 of floating rate debt outstanding at June 30, 2004. A 100 basis point movement in interest rates on floating rate debt outstanding at June 30, 2004 would result in a change in earnings or loss before income taxes of approximately $230,000 per year.

FOREIGN EXCHANGE RATE RISK

If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first six months of 2004, the approximately $13,000 net earnings would have been a net loss of approximately $127,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At June 30, 2004, the Company had no forward exchange contracts outstanding.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 11, 2004, the 2004 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

Proposal 1: Election of Directors.

Management’s nominees named below were elected as directors of the class whose term expires in 2007 by the indicated votes cast for and withheld with respect to each nominee. Of the 1,957,898 shares of Common Stock which were entitled to vote at the meeting, 1,672,296 shares were represented in person or by proxy and not less than 1,584,062 shares (94.7% of the shares represented) were voted for the election of all of management’s nominees. There were no abstentions or broker non-votes with respect to the election of directors.

Name of Nominee	For	Withheld

Dale C. Boyke	1,584,062	88,234
Frake L. Schmit	1,625,178	47,118
Michael C. Sipek	1,635,274	37,022

The terms of office as directors of Hubert Bursch, Roger H. Schroeder, David A. Zuege, Robert D. Drake, Michael H. Joyce and Thomas L. Misiak continued after the meeting. Further information concerning these matters is contained in the Company’s Proxy Statement dated April 12, 2004 with respect to the Company’s 2004 Annual Meeting of Shareholders.

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

Date: August 16, 2004

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

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