Form 10-Q
period 2004-09-30
OILGEAR CO
filed 2004-11-15
CIK 74058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES     X                         NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES                                NO     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 15, 2004

Common Stock, $1.00 Par Value	1,962,298

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	September 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$4,475,335	6,235,975
Trade accounts receivable, less allowance for doubtful receivables of $272,000 and $250,000 in 2004 and 2003, respectively	15,205,828	15,475,564
Costs and estimated earnings in excess of
billings on uncompleted contracts	3,072,683	1,317,695
Inventories	24,515,106	23,646,649
Prepaid expenses	704,592	930,918
Other current assets	1,031,880	740,075

Total current assets	49,005,423	48,346,876

Property, plant and equipment, at cost:
Land	1,134,353	1,144,305
Buildings	12,524,493	12,500,053
Machinery and equipment	50,639,669	50,674,237
Drawings, patterns and patents	6,081,045	5,867,277

	70,379,560	70,185,872
Less accumulated depreciation and amortization	52,177,957	50,290,460

Net property, plant and equipment	18,201,603	19,895,412
Other assets	2,389,368	2,196,449

	$69,596,394	70,438,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,509,246	2,182,892
Current installments of long-term debt	18,722,402	2,067,019
Accounts payable	8,969,576	8,248,978
Billings in excess of costs and estimated
earnings on uncompleted contracts	119,110	933,905
Customer deposits	2,117,301	1,424,442
Accrued compensation and employee benefits	3,248,403	2,917,263
Other accrued expenses and income taxes	2,753,679	3,154,743

Total current liabilities	38,439,717	20,929,242

Long-term debt, less current installments	1,651,899	19,586,095
Unfunded employee retirement plan costs	15,910,219	15,844,771
Unfunded post-retirement health care costs	7,795,000	8,200,000
Other noncurrent liabilities	811,990	916,158

Total liabilities	64,608,825	65,476,266

Minority interest in consolidated subsidiaries	993,096	937,148
Shareholders’ equity:
Common stock, par value $1 per share, authorized
4,000,000 shares; issued 1,990,783 shares	1,990,783	1,990,783
Capital in excess of par value	9,497,906	9,497,906
Retained earnings	14,891,581	14,701,484

	26,380,270	26,190,173
Deduct:
Treasury stock, 28,485 shares in 2004 and 32,885 shares in 2003	(251,207)	(285,087)
Notes receivable from employees for purchase of
Company common stock	(58,374)	(96,236)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	15,203	245,902
Minimum pension liability adjustment	(22,091,419)	(22,029,429)

	(22,076,216)	(21,783,527)

Total shareholders’ equity	3,994,473	4,025,323

	$69,596,394	70,438,737

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003

Net sales	$25,032,746	18,785,487	69,595,422	59,608,864
Cost of sales	19,442,641	14,301,499	53,338,956	45,795,831

Gross profit	5,590,105	4,483,988	16,256,466	13,813,033
Selling, general and administrative expenses	4,875,807	4,562,849	14,546,434	14,351,077

Operating income (loss)	714,298	(78,861)	1,710,032	(538,044)
Interest expense	346,236	323,875	1,003,281	986,427
Other non-operating income (loss), net	58,293	(10,778)	49,613	212,710

Earnings (loss) before income taxes and minority interest	426,355	(413,514)	756,363	(1,311,761)
Income tax expense	223,937	177,214	485,940	389,112
Minority interest in net earnings (loss)	800	(7,397)	55,948	27,903

Net earnings (loss)	$201,618	(583,331)	214,475	(1,728,776)

Basic weighted-average outstanding shares	1,961,157	1,955,398	1,959,616	1,955,398

Diluted weighted-average outstanding shares	1,978,521	1,955,398	1,979,469	1,955,398

Basic earnings (loss) per share of common stock	$0.10	(0.30)	0.11	(0.88)

Diluted earnings (loss) per share of common stock	$0.10	(0.30)	0.11	(0.88)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$214,475	(1,728,776)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,314,909	2,341,450
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	28,746	24,379
Minority interest in consolidated subsidiaries	55,948	27,903
Change in assets and liabilities:
Trade accounts receivable	218,600	1,064,982
Inventories	(827,117)	(35,952)
Billings, costs and estimated earnings on uncompleted contracts	(2,544,711)	(819,869)
Prepaid expenses	223,128	(651,248)
Accounts payable	752,025	1,212,574
Customer deposits	696,389	(1,590,782)
Accrued compensation	351,835	789,123
Other, net	(1,372,746)	(955,015)

Net cash provided (used) by operating activities	$111,452	(321,231)

Cash flows from investing activities:
Additions to property, plant and equipment	(647,108)	(782,921)

Net cash used by investing activities	$(647,108)	(782,921)

Cash flows from financing activities:
Net borrowings under line of credit agreements	304,482	1,591,022
Repayment of long-term debt	(1,337,404)	(1,664,948)
Proceeds from issuance of long-term debt	52,950	1,813,846
Payments received on notes receivable from employees	18,616	27,659

Net cash provided (used) by financing activities	$(961,356)	1,767,579

Effect of exchange rate changes on cash and cash equivalents	(263,657)	246,363

Net increase (decrease) in cash and cash equivalents	(1,760,640)	909,790
Cash and cash equivalents:
At beginning of period	6,235,975	4,126,006

At end of period	4,475,335	5,035,796

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	1,018,897	928,798
Income taxes	88,226	100,717

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003

Net income (loss)	$201,618	(583,331)	214,475	(1,728,776)
Other comprehensive income (loss):
Foreign currency translation adjustment	236,414	222,089	(230,699)	1,360,148
Minimum pension liability adjustment	17,272	(16,149)	(61,989)	(103,739)

Total comprehensive gain (loss)	$455,304	(377,391)	(78,213)	(472,367)

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

Segment Information

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
SALES TO UNAFFILIATED CUSTOMERS	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Domestic	$12,017,237	10,812,443	34,495,296	31,225,141
European	9,954,842	5,516,767	25,910,016	21,033,074
International	3,060,667	2,456,277	9,190,110	7,350,649

	$25,032,746	18,785,487	69,595,422	59,608,864

INTERSEGMENT SALES

Domestic	$1,379,778	1,583,593	4,718,503	5,448,635
European	225,254	196,326	843,964	598,259

OPERATING INCOME (LOSS)

Domestic	$654,369	152,703	1,359,993	(300,620)
European	424,638	211,797	1,320,728	897,142
International	201,426	84,093	735,350	483,502
Corporate expenses, including R&D	(566,135)	(527,454)	(1,706,039)	(1,618,068)

Total	$714,298	(78,861)	1,710,032	(538,044)

Identifiable Assets

Identifiable assets at September 30, 2004 and September 30, 2003 consisted of the following:

	September 30,	September 30,
	2004	2003

Domestic	$33,072,899	33,628,017
European	25,910,804	26,416,507
International	7,152,219	7,355,607
Corporate	1,739,472	1,839,714

Total	69,596,394	69,239,905

The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company’s subsidiaries in England and India and a bank revolving line of credit in the United States. The Company’s current credit facility in the United States expires on April 1, 2005 and the Company is currently negotiating a new credit facility with alternative lenders. The Company expects the new credit facility to be completed by the end of 2004. However, if the Company cannot obtain the new credit facility before the expiration of the current United States credit facility, it cannot be certain that it will be able to repay the amounts due under the current credit facility or fund its operations after April 1, 2005.

Inventories

Inventories at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003

Raw materials	$2,753,235	2,850,348
Work in process	19,397,923	17,414,515
Finished goods	3,340,948	4,420,786

	25,492,106	24,685,649

LIFO reserve	(977,000)	(1,039,000)

Total	$24,515,106	23,646,649

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $14,571,000 and $14,192,000 at September 30, 2004 and December 31, 2003, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) for basic and diluted earnings	$201,618	(583,331)	214,475	(1,728,776)
Weighted average common shares outstanding	1,961,157	1,955,398	1,959,616	1,955,398
Dilutive stock options	17,364	—	19,853	—
Dilutive average common shares outstanding	1,978,521	1,955,398	1,979,469	1,955,398
Basic income (loss) per common share	$0.10	(0.30)	0.11	(0.88)
Diluted income (loss) per common share	$0.10	(0.30)	0.11	(0.88)

Options to purchase 147,493 shares of common stock with a weighted average exercise price of $5.37 per share were outstanding at September 30, 2004. Options to purchase 125,485 shares of common stock with a weighted average exercise price of $5.67 per share were outstanding at September 30, 2003.

Options to purchase 96,993 and 99,788 shares of common stock were not included in the computations of diluted earnings per share for the three month periods and the nine month periods ended September 30, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.

Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) as reported	$201,618	(583,331)	214,475	(1,728,776)
Add: Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	—	—	—	—
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	(9,146)	(8,542)	(19,702)	(21,803)

Pro forma net income (loss)	$192,472	(591,873)	194,773	(1,750,579)
Basic income (loss) per common share:
As reported	0.10	(0.30)	0.11	(0.88)
Pro forma diluted net income (loss) per common share	0.10	(0.30)	0.10	(0.90)
As reported	0.10	(0.30)	0.11	(0.88)
Pro forma diluted net income (loss) per share	0.10	(0.30)	0.10	(0.90)

The fair value of the Company’s stock options used to compute pro forma net income (loss) and income (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions: 2004- expected volatility of 43% and expected dividend yield of 0%; 2003- expected volatility of 38% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of the Company’s options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

COSTS ASSOCIATED WITH EXIT ACTIVITIES

During the first nine months of 2003 the Company recorded approximately $296,000 in charges related to: (i) a downsizing of the corporate staff; and (ii) additional costs to move the manufacturing formerly performed in Longview, Texas to Milwaukee, Wisconsin. The amount recorded includes $235,000 of employee termination benefits for 15 notified employees and $61,000 for moving expenses. Approximately $78,000 and $218,000 of these charges were recorded in cost of sales and selling, general and administrative expenses, respectively. There were no costs associated with exit activities in the first nine months of 2004 or in the third quarter of 2003. The Company had utilized all accruals related to exit activities as of December 31, 2003.

EMPLOYEE BENEFIT PLANS

(A) PENSION PLANS

The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. The Company’s policy is to fund pension costs to conform to the requirements of the Employee Retirement Income Security Act of 1974. The final contribution for the 2003 plan year that were made in the first nine months of 2004 were $724,000 relating to the defined benefit plan covering all employees in the United States except for union employees at the Milwaukee, WI plant and $241,000 relating to the plan covering employees that are union members at the Milwaukee, WI plant. The minimum required total contributions for the 2004 plan year for the defined benefit retirement plan covering all employees in the United States except employees that are union members at the Milwaukee, WI plant are approximately $1,747,000, of which approximately $1,092,000 is delinquent and approximately $655,000 is due in 2005. The minimum required total contributions for the 2004 plan year for the defined benefit retirement plan covering employees that are union members at the Milwaukee, WI plant are approximately $608,000, of which $258,000 was paid in the first nine months of 2004, approximately $129,000 is delinquent and approximately $221,000 is due in 2005. The Company has filed a written notice with the Pension Benefit Guaranty Corporation of the deficiencies. The Company intends that these deficiencies will be corrected after the new bank financing agreement is completed, which bank financing is further discussed under the caption “Financial Condition and Liquidity” in Item 2 hereof.

Net pension expense under these plans for the three and nine months ended September 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Service cost	$0	0	0	0
Interest cost on projected benefit obligation	460,000	450,000	1,380,000	1,350,000
Return on plan assets	(406,000)	(325,000)	(1,218,000)	(975,000)
Net amortization and deferral of net transition liability	302,000	300,000	906,000	900,000

Net pension expense	$356,000	425,000	1,068,000	1,275,000

The Company has a pension plan (“UK Plan”) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002 but continues to accrue service costs due to statutory requirements. The minimum required contributions for 2004 are approximately $395,000, of which approximately $293,000 was paid in the first nine months of 2004.

Net pension expense under this plan for the three and nine months ended September 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Service cost	$15,000	11,000	45,000	33,000
Interest cost on projected benefit obligation	266,000	210,000	798,000	630,000
Return on plan assets	(216,000)	(154,000)	(648,000)	(462,000)
Net amortization and deferral of net transition liability	110,000	76,000	330,000	228,000

Net pension expense	$175,000	143,000	525,000	429,000

(B) POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired domestic employees. All non-bargaining unit domestic employees who were eligible to receive retiree health care benefits as of December 31, 1991 are eligible to receive a health care credit based upon a defined formula or a percentage multiplied by the Medicare eligible premium. Non-bargaining unit domestic employees hired subsequent to, or ineligible at December 31, 1991, will receive no future retiree health care benefits. Beginning February 22, 1996, active bargaining unit employees in Milwaukee, WI are provided retiree health care benefits up to the amount of credits each employee accumulates during his or her employment with the Company. Employees terminating their employment prior to normal retirement age forfeit their rights, if any, to receive health care and life insurance benefits.

The post-retirement health care and life insurance benefits are funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three and nine months ended September 30 includes the following components:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Service cost	$13,000	16,000	39,000	48,000
Interest cost	112,000	125,000	336,000	375,000
Net amortization and deferral	(33,000)	(44,000)	(99,000)	(132,000)

Net periodic post-retirement benefit cost	$92,000	97,000	276,000	291,000

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company’s subsidiaries in England and India and a bank revolving line of credit in the United States. The Company’s current credit facility in the United States expires on April 1, 2005 and the Company is currently negotiating a new credit facility with alternative lenders. The Company expected the new credit facility to be obtained by the end of the third quarter but experienced delays due to issues related to certain documentation from the City of Leeds in England and the land developer required by the bank issuing the new credit facility. Those problems have been resolved and we expect to close on the new financing agreements by the end of 2004. However, if the Company cannot obtain the new credit facility before the expiration of the current United States credit facility, it cannot be sure that it will be able to repay the amounts due under the current credit facility or fund its operations after April 1, 2005.

For the nine months ended September 30, 2004, approximately $111,000 of cash was provided by operations compared to approximately $321,000 of cash used by operations during the same period in 2003. Net earnings of approximately $214,000 in the first nine months of 2004 compared to a net loss of approximately $1,729,000 for the same period in 2003 was the principal reason for the improvement in cash from operations. Cash provided from operations was also increased by approximately $1,221,00 for pension contributions due but not paid in the first nine months of 2004. The Company has filed a written notice of the deficiencies with the Pension Benefit Guaranty Corporation. The Company intends that the deficiencies will be corrected after the bank financing is completed, which bank financing is further discussed under the caption “Financial Condition and Liquidity” in Item 2 hereof. An increase in orders resulted in an increase in inventory work-in-progress, causing inventory to use approximately $827,000 of cash during the first nine months of 2004 compared to using approximately $36,000 in the same period in 2003. In the European segment, the increase in engineered contracts using percentage of completion accounting caused an increase in costs and estimated earnings in excess of billings on uncompleted contracts to use approximately $2,545,000 of cash compared to the use of approximately $820,000 for the same period in 2003. A large payment due at the end of 2004 is expected to decrease this number by the end of 2004. Days sales outstanding in receivables were 59 and 64 at September 30, 2004 and September 30, 2003, respectively. Inventory turns were 2.95 through September 30, 2004 compared to 2.87 at September 30, 2003.

Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $647,000 in the first nine months of 2004 compared to approximately $783,000 in the first nine months of 2003. Property, plant and equipment additions are expected to total less than $1,200,000 for 2004.

WORKING CAPITAL

	September 30, 2004	December 31, 2003

Current assets	$49,005,000	48,347,000
Current liabilities	38,440,000	20,929,000
Working capital	10,565,000	27,418,000
Current ratio	1.27	2.31

Working capital decreased by approximately $16,853,000 at September 30, 2004 compared to December 31, 2003. We are working to replace our current credit facility and to revise the structure of our borrowing arrangements from one using a domestic regional bank where loans are denominated in US dollars to a global bank debt arrangement where loans are denominated in US dollars and British pound sterling. Because our current United States credit facility expires on April 1, 2005, the entire amount of debt under that facility is classified as a current debt beginning in the second quarter of 2004. We expect to execute a new debt agreement prior to the April 1, 2005 expiration of the current credit facility, and upon execution our working capital and current ratio will improve.

CAPITALIZATION

	September 30, 2004	December 31, 2003

Interest bearing debt	$22,884,000	23,836,000
Shareholders’ equity	3,994,000	4,025,000
Debt and equity	26,878,000	27,861,000
Ratio	85.1%	85.6%

The capitalization of the Company decreased during the first nine months of 2004, primarily as a result of paying down interest bearing debt.

Based on the potential sale of our land and buildings in Leeds, England, Barclays Bank plc provided us with a bridge loan for up to 1,500,000 British pounds in May 2003, of which amount the Company has drawn approximately 750,000 British pounds to date. The interest rate on the loan is LIBOR plus 2.25% and the loan is secured by the Leeds facility. Barclays Bank plc has committed to an increase in this bridge loan by another 1,700,000 British pounds upon the execution of definitive agreement from the City of Leeds and the Developer of the Leeds property. The Barclays loans will be paid off when we receive the proceeds, expected to be approximately 4,050,000 British pounds, from the sale of this property, which is expected to occur by January 2005.

The Company is in negotiations to refinance its United States Credit facility which expires April 1, 2005. Completion of these arrangements has taken longer than anticipated, but we expect to finalize this transaction before the end of 2004.

The Company is currently in compliance with all bank covenants under its United States and foreign credit facilities. The covenants for the Company’s United States credit facility were set taking into account both the Company’s expected levels of capital expenditures and earnings for 2004 and early 2005 and the bank’s requirements for debt service, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations.

RESULTS OF OPERATIONS

Shipments and Orders

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net orders	$24,753,000	18,041,000	76,201,000	62,712,000
Percentage increase	37.2%		21.5%
Net sales (shipments)	25,033,000	18,785,000	69,595,000	59,609,000
Percentage increase	33.3%		16.8%

Orders increased by approximately $6,712,000, or 37.2%, in the third quarter of 2004 and approximately $13,489,000 or 21.5%, in the first nine months of 2004 when compared to the same periods in 2003.

When the orders received in the third quarter and the first nine months of 2004 are compared to the same periods of 2003, the Domestic segment orders increased by approximately $2,813,002, or 25.0%, and approximately $7,830,000, or 23.2%, respectively; the International segment orders increased by approximately $1,924,000, or 94.6%, and by approximately $4,732,000, or 58.9%, respectively; and the European segment orders increased by approximately $1,976,000, or 41.7%, and approximately $927,000, or 4.4%, respectively.

The improving economy in the United States caused orders for most of our products to increase in the Domestic segment, with the largest increase coming from contracts for highly engineered construction projects. An increase in orders from customers in Latin America provided most of the increase of orders in the International segment. In the European segment, the primary increase in orders came from customers in England and Italy.

Consolidated net sales increased in the third quarter of 2004 by 33.3% and in the first nine months of 2004 by 16.8% when compared to the same periods in 2003, but when the foreign currency exchange difference is taken out consolidated net sales increased by 27.7% in the third quarter of 2004 and increased by 11.5% in the first nine months of 2004, when compared with the same periods in 2003.

In the Domestic segment and the International segment, increased orders were the primary reason for the net sales increase in the first nine months of approximately 10.5% and 25.0%, respectively when compared with the same periods in 2003. In those two segments, the third quarter of 2004 increased by approximately 11.1% and 24.6%, respectively, when compared to the same period of 2003.

The European segment’s net sales in the first nine months of 2004 increased by approximately 23.2% when compared to the same period in 2003. After excluding the effect of the currency exchange, the European segment’s net sales increased by approximately 9.5% for the first nine months of 2004 when compared to the same period in 2003. In the third quarter of 2004, the European segment’s net sales increased by 80.5% when compared to the same period in 2003 and increased by approximately 62.2% after excluding the effect of foreign currency exchange differences.

Backlog

	September 30, 2004	December 31, 2003

Backlog	$35,517,000	28,912,000
Percentage increase	22.9%

Increased orders in all segments caused the backlog of orders at September 30, 2004 to increase by approximately 22.9% to approximately $35,517,000 from approximately $28,912,000 at December 31, 2003.

When backlog at September 30, 2004 is compared to December 31, 2003, the Domestic segment backlog increased by 68.6% to approximately $17,375,000, the European segment backlog decreased by 26.3% to approximately $11,318,000 and the International segment backlog increased by 110.2% to approximately $6,824,000.

Gross Profit

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Gross profit	$5,590,000	4,484,000	16,256,000	13,813,000
Gross profit margin	22.3%	23.9%	23.4%	23.2%
Percentage increase (decrease)	(6.7%)		0.9%

Our gross profit margin increased in the first nine months of 2004 to approximately 23.4% compared to approximately 23.2% in the same period of 2003. The gross profit margin in the third quarter of 2004 decreased by approximately 6.7% because of a heavier mix of lower profit margin products shipped in the third quarter of 2004 compared to the third quarter of 2003.

Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Selling, General and	$4,445,000	4,179,000	13,248,000	13,129,000
Administrative Expenses
Research and development	431,000	384,000	1,298,000	1,222,000

Total Selling, General and Administrative	$4,876,000	4,563,000	14,546,000	14,351,000

Percentage increase	6.8%		1.4%
Percentage of net sales	19.5%	24.3%	20.9%	24.1%

Selling, general and administrative expenses in the third quarter of 2004 and the first nine months of 2004 increased by 6.8% and increased by 1.4%, respectively, when compared to the same periods in 2003. However, if the expenses for 2004 are adjusted to take out the foreign exchange translation difference, the increase in the third quarter of 2004 is 2.6% and first nine months of 2004 decreased by 4.6% when compared to the same periods in 2003. The primary reasons for the decrease in the first nine months of 2004 is that 2003 includes $218,000 of severance costs and 2004 has the cost reductions for down-sizing and lower outside consulting fees.

Non-operating Income (Loss)

Non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Interest income	$14,659	10,467	28,383	26,886
Exchange gain (loss)	6,493	(25,775)	(71,213)	59,321
Miscellaneous, net	37,141	4,530	92,443	126,503

Non-operating income (loss)	$58,293	(10,778)	49,613	212,710

The primary reason for the decrease in miscellaneous income in the first nine months of 2004 compared to the same period in 2003 was the gain on the sale of machinery and equipment in the first six months in 2003 at our closed Longview, Texas plant.

Income tax effective rates were 64.2% and (29.7%) in the first nine months of 2004 and 2003, respectively, and 52.5% and (42.9%) in the third quarter of 2004 and 2003, respectively. We had income tax expense of $485,940 for the nine months ended September 30, 2004 on earnings before income taxes and minority interest of $756,363. We had income tax expense of $389,112 for the nine months ended September 30, 2003 on losses before income taxes and minority interest of $1,311,761. For the third quarter of 2004 and 2003, income tax expense on earnings or losses before income taxes and minority interest was $223,937 and $177,214 respectively. This is a result of significant losses in the Domestic segment that are not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that are generating income.

The primary reason for the change from a net loss of approximately $.30 per diluted share in the third quarter of 2003 and approximately $.88 per diluted share in the first nine months of 2003 to net earnings of approximately $0.10 per diluted share in the third quarter of 2004 and a net earnings of approximately $.11 per diluted share in the first nine months of 2004 was the increase in shipments and gross profit described above.

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

Management is required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowance for doubtful accounts represents allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company’s interim 2004 financial statements.

CAUTIONARY FACTORS

The discussions in this section and elsewhere contain various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	Factors affecting the economy generally, including the financial and business conditions of the Company’s customers, the demand for customers’ products and services that utilize the Company’s products, national and international events such as those of September 11, 2001, the current hostilities in the Middle East, and other threats or acts of terrorism.

•	Factors affecting the Company’s financial performance or condition, including restrictions or conditions imposed by our current and prospective lenders, our ability to complete the expected new financing arrangement described above, tax legislation, unanticipated restrictions on the Company’s ability to transfer funds from our subsidiaries, the costs of complying with recent accounting, disclosure and corporate governance requirements, and changes in applicable accounting principles or environmental laws and regulations.

•	Factors affecting percentage of completion contracts, including the accuracy of estimates and assumptions regarding the timing and levels of costs to complete those contracts.

•	Factors affecting the Company’s international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company’s products or the ability to sell the Company’s products in foreign markets, and the value in United States dollars of sales made and costs incurred in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

•	Factors affecting the Company’s ability to hire and retain competent employees, including unionization of the Company’s non-union employees and changes in relationships with the Company’s unionized employees.

•	The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company’s operations.

•	Factors affecting the fair market value of the Company’s common stock or other factors that would negatively impact the funding of or the value of securities held by the employee benefit plans.

•	The cost and other effects of claims involving the Company’s products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

•	Factors affecting the Company’s ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

•	Unanticipated technological developments that result in competitive disadvantage and create the potential for impairment of existing assets.

•	Failure to achieve and maintain effective internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.

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

INTEREST RATE RISK

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $23,000,000 of floating rate debt outstanding at September 30, 2004. A 100 basis point movement in interest rates on floating rate debt outstanding at September 30, 2004 would result in a change in earnings or loss before income taxes of approximately $230,000 per year.

FOREIGN EXCHANGE RATE RISK

If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first nine months of 2004, the approximately $214,000 net earnings would have been approximately $195,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At September 30, 2004, the Company had no forward exchange contracts outstanding.

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

ITEM 6. EXHIBITS.

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

Date: November 15, 2004

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004

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