Form 10-K
period 2004-12-31
OILGEAR CO
filed 2005-04-15
CIK 74058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-00822
The Oilgear Company
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0514580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 SOUTH 51ST STREET POST OFFICE BOX 343924 MILWAUKEE, WISCONSIN (Address of principal executive offices)	53234-3924 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(414) 327-1700
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $1.00 PAR VALUE (TITLE OF CLASS)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2004, the aggregate market value of the shares of Common Stock (based upon the $3.80 per share last sale price on June 30, 2004 in the Nasdaq Small Cap Stock Market) held by non-affiliates was approximately $3,184,381. Shares of Common Stock held by each executive officer and director of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 31, 2005, 1,991,766 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.
General
      The primary business of The Oilgear Company (“Oilgear” or the “Registrant”; together with its subsidiaries, the “Company”) and its subsidiaries is the manufacture and distribution of value engineered fluid power components and electronic controls for a broad range of industrial machinery and industrial processes. Oilgear was incorporated under the laws of Wisconsin in 1921. For additional information describing the business of the Company, see note 3, “Business Description and Operations” in the Notes to Consolidated Financial Statements included in Item 8 of this report.
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
Restatement
      On March 18, 2005 the Company announced that it would restate previously issued financial statements to write off certain assets on its balance sheet that were capitalized in error by the Company’s Italian subsidiary, Oilgear Towler Srl, from 1997 through 2002. Also, the economic useful lives used to calculate depreciation on fixed assets used by the Italian subsidiary have been changed to more appropriately reflect the expected useful lives of the assets, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The required adjustments did not affect net earnings or loss for 2003 or 2004. As a result of these adjustments, the Company restated certain of the previously filed financial statements for the years ended December 31, 2000, 2001, 2002 and 2003. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by the Company for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.
      All financial information contained in this Annual Report on Form 10-K gives effect to this restatement. Information regarding the effect of the restatement on the Company’s financial position as of

December 31, 2003 and results of operations for 2002 is provided in note 2 of the Notes to Consolidated Financial Statements.
      Also, see Item 6 “Selected Financial Data”, for the effect of the restatement on the Company’s 2000 and 2001 financial statements.
Domestic Segment
      The Company’s products are sold in the United States and Canada by sales engineers and by a network of approximately 57 distributors. Sales engineers are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Belding, Ionia and Novi, Michigan; Cleveland, Centerville and Leetonia, Ohio; Longview, Sanger and Rockwall, Texas; Atlanta and McDonough, Georgia; Trenton, South Carolina; Mead and Tacoma, Washington; Melbourne, Florida; and Ajax, Ontario, Canada.
European Segment
      The Company’s products are sold in Europe directly through 5 wholly-owned subsidiaries and by a network of approximately 15 distributors. Sales offices are located in Leeds, England; Paris, France; Hernani, Spain; Hattersheim, Germany; and Montirone, Italy.
International Segment
      The Company conducts business outside of the United States, Canada and Europe by direct export sales and through subsidiary operations providing sales, engineering, manufacturing and field services to customers worldwide. The Company’s 100% owned subsidiaries are located in Taren Point, Australia; Taejon City, Korea; Nagoya, Japan; Pachuca, Mexico; and Campinas, Brasil. The Company also has a 49% owned joint venture, Oilgear Towler Polyhydron Pvt. Ltd, located in Belgaum, India, and a 58% owned joint venture operation located in Taipei, Taiwan, with both companies serving customers with hydraulic products. In 2002, the Company acquired 100% ownership of Towler Enterprise Solutions Pvt. Ltd located in Bangalore, India by purchasing the minority interests. The Company opened a sales office in Beijing, China in 2005. In addition to the above, the Company sells its products through twelve distributors in selected countries.
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
Backlog
      The Company’s backlog of orders believed to be firm as of December 31, 2004 was approximately $34,034,000, an increase of approximately $5,122,000 from the backlog of orders as of December 31, 2003, which was approximately $28,912,000. The Company expects that substantially all orders in the backlog will be filled in 2005. The Company’s backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company’s products.

Raw Materials
      During the year, iron and steel castings, bearings, steel and other raw materials were generally available from a number of sources, and the Company is generally not dependent on any one supplier. However, price surcharges for steel have increased steel costs throughout 2004.
Patents, Licenses, Franchises
      The Company has a number of United States and foreign patents. It does not consider its business to be materially dependent upon any patent, patent application or patent license agreement.
Research and Development
      The Company’s research and development activities are conducted by members of its engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. The research and development expenditures for 2004, 2003 and 2002 were $1,700,000, $1,700,000 and $1,600,000, respectively. The Company’s product development efforts continue to be focused on the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.
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
Employees
      At December 31, 2004, the Company had approximately 750 employees.
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
Segment Sales
      For further information about the Company’s sales by segment, see note 3, “Business Description and Operations” in the Notes to Consolidated Financial Statements included in Item 8 of this report.
Financial Information About Geographic Areas
      The Company’s revenues by geographic area are described in note 3, “Business Description and Operations” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 2.	Properties.
      Substantially all of the Company’s Domestic and European real property is pledged as collateral under the terms of the new financing arrangement that closed in February 2005. Mortgages have been recorded on these assets. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity.”
Domestic
      Oilgear owns a one-story general office and factory building located on 19.23 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space. In 2002, the Company closed its manufacturing plant in Longview, Texas, constructed of concrete block and steel, which has approximately 44,000 square feet of floor space. The Longview property is currently leased to a third-party who has an obligation to purchase the property by 2008. The Company leases a 141,000 square foot manufacturing facility on 14 acres of land located in Fremont, Nebraska. As discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, the Company paid off the Industrial Revenue Bonds and obtained title to this property in March 2005. For additional information regarding the lease of the Fremont, Nebraska facility, see note 6, “Long Term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this report.
European
      The Company’s Oilgear GmbH subsidiary owns a three level concrete block and steel building with approximately 21,160 square feet in Hattersheim, Germany. This office and shop facility is constructed on 2.335 acres of land and is subject to a mortgage.
      The Company’s Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 52,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used for document storage. As discussed in Item 7 the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2004 annual report, the land and building are expected to be sold in 2005 and the subsidiary will move into a leased facility in the same area.
      The Company’s Oilgear Towler S.A. subsidiary owns a two-story manufacturing plant and office constructed of concrete and brick totaling approximately 29,700 square feet on approximately one acre of land in Hernani, Spain.
      The Company’s Oilgear Towler S.A. subsidiary owns a 9,900 square foot office building constructed of prefabricated steel materials located on approximately one-half acre of land in Paris, France.
      The Company’s Oilgear Towler S.r.l. subsidiary owns a 17,000 square foot two-story prefabricated concrete building on approximately one acre of land in Montirone, Italy. The facility is used to repair and assemble customer equipment, as well as to house sales and service functions.
International
      The Company leases facilities in all international locations except for the Company’s Oilgear Towler Polyhydron Pvt. Ltd joint venture. The Company’s Oilgear Towler Polyhydron Pvt. Ltd joint venture owns two plants; plant number 1 is a masonry, three story building with approximately 6,000 square feet on approximately 13,000 square feet of land, and plant number 2 is a one story, masonry building with approximately 16,000 square feet on approximately 258,000 square feet of land.
      The Company’s South Korean subsidiary, Oilgear Towler Korea Co. Ltd, owns .5 acres of vacant land in Taejon City, Korea.
      Properties in all segments are maintained in good condition and are adequate for present operations.

      Borrowings under the Company’s domestic and foreign loan agreements are collateralized by substantially all the assets of the Company. For further information about the Company’s outstanding debt, see note 5, “Short-Term Borrowings” and note 6, “Long-Term Debt” in the Notes To Consolidated Financial Statements included in Item 8 of this report. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Financial Condition and Liquidity” for further discussion.

Item 3.	Legal Proceedings.
      The Company is a defendant in several product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business, none of which is expected to materially impact the Company’s operations or financial results.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
Executive Officers of the Registrant
      The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

		Offices and Positions	Present Office
Name	Age	Held with Registrant	Held Since

David A. Zuege	63	President and Chief Executive Officer; Director; Member of Executive Committee	1996	(1)
Hubert Bursch	65	Vice President — European Operations; Director	1994	(2)
Robert D. Drake	50	Vice President — International Operations and Domestic System Sales; Director	2000	(3)
Thomas J. Price	61	Vice President — Chief Financial Officer and Secretary	2000	(4)
Dale C. Boyke	54	Vice President — Marketing & Sales; Director	1997	(5)

(1)	Mr. Zuege has been a member of the Board of Directors since 1982.

(2)	Mr. Bursch has been a member of the Board of Directors since 1997.

(3)	Mr. Drake served as Director of International Sales from 1988 to 1996 and Vice President Asia/ Latin American Operations from 1997 to 1999.

(4)	Mr. Price served as Vice President — Finance and Corporate Secretary from 1995 to 1999.

(5)	Mr. Boyke has been a member of the Board of Directors since 1998.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The Company’s common stock is traded on The Nasdaq Stock Small Cap Market under the symbol OLGR. As of January 24, 2005, the number of record holders of the Company’s common stock was 437.

      For additional information regarding the Company’s common stock and dividend payments, see “Financial Condition and Liquidity” and “Quarterly Financial Information (Unaudited)” in Item 7 of this report.
      In 2002, the Company sold an aggregate of 11,000 of shares of its common stock (“Shares”) pursuant to the Company’s Key Employee Stock Purchase Plan, as amended and restated September 6, 1990 (the “Plan”). The Shares were sold to officers and other key employees in exempt offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price paid for each Share was $7.92, which was the market bid price on the date of purchase. In payment thereof, each purchaser delivered two promissory notes to the Company bearing annual interest at a rate of 5%. One of the notes, for one-half of the aggregate purchase price, is payable in three equal annual installments due on the 2nd, 3rd and 4th February 28th after the date of purchase. The other note, for the other half of the aggregate purchase price, will be forgiven if none of the Shares has been resold and the purchaser is still in the employ of the Company on the due dates, which are the 4th, 5th and 6th February 28th after the date of purchase.
Equity Compensation Plan Information
      The following table provides information about the Company’s equity compensation plans as of December 31, 2004:

Number of
Securities
	Number of		Remaining Available
	Securities to Be	Weighted-Average	for Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)

Equity compensation plans approved by security holders	130,069	$5.21	17,621
Equity compensation plans not approved by security holders	0	—	0

Total	130,069	$5.21	17,621

Item 6.	Selected Financial Data.
      The following table sets forth selected consolidated financial information regarding the Company’s financial position and operating results. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto which appear elsewhere herein.
      On March 18, 2005 the Company announced that it would restate previously issued financial statements to write off certain assets on its balance sheet that were capitalized in error by the Company’s Italian subsidiary, Oilgear Towler Srl, from 1997 through 2002. Also, the economic lives used to calculate depreciation on fixed assets used by the Italian subsidiary have been changed to more appropriately reflect the expected useful lives of the assets. The required adjustments did not affect net earnings or (loss) for 2003 or 2004. Accordingly, the selected financial data has been restated, as indicated. See note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.
      The Company has not amended its annual reports on Form 10-K or quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for those periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.
5 Year Summary

	2004	2003	2002(a)	2001(a)(c)	2000(a)(c)

Operations
Net sales	$94,427,000	80,986,000	75,300,000	82,619,000	92,318,000
Net earnings (loss)	423,000	(1,793,000)	(5,559,000)	(1,801,000)	772,000
Basic earnings (loss) per share	0.22	(0.92)	(2.85)	(0.93)	0.39
Diluted earnings (loss) per share	0.21	(0.92)	(2.85)	(0.93)	0.39
Dividends declared per share	—	—	—	0.14	0.28
Capitalization
Interest bearing debt	$22,636,000	23,836,000	23,195,000	24,694,000	23,331,000
Shareholders’ equity(a)	6,086,000	3,316,000	3,267,000	17,154,000	31,037,000
Total assets(a)	72,815,000	69,729,000	66,435,000	71,505,000	84,482,000
Book value per share(a)	3.11	1.70	1.67	8.83	15.71
December 31st stock price(b)	8.51	4.16	3.01	8.50	9.69

(a)	Years 2000 through 2003 have been restated. See note 2 of the Notes to Consolidated Financial Statements in Item 8.

(b)	The last sale price for the year in the Nasdaq Stock Market or the Nasdaq Small Cap Market, as applicable.

(c)	The unaudited selected financial data from the years ended December 31, 2001 and 2000 have been revised to reflect adjustments related to the restatement noted above.

      The effect of the restatement on the Company’s consolidated financial statements for 2000 through 2003 was as follows:
Increase (Decrease) Adjustments for the Restatement of Prior Years

	2003	2002	2001	2000

Current assets	$(496,000)	(414,000)	(291,000)	(221,000)
Property, plant and equipment	(76,000)	(63,000)	(54,000)	(57,000)
Accumulated depreciation and amortization	137,000	115,000	82,000	72,000

Total assets	$(709,000)	(592,000)	(427,000)	(350,000)

Retained earnings	$(580,000)	(580,000)	(500,000)	(402,000)
Foreign currency translation adjustment	(129,000)	(12,000)	73,000	52,000

Shareholder equity	$(709,000)	(592,000)	(427,000)	(350,000)

Net earnings (loss)	$—	(80,000)	(97,000)	(2,000)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement of Prior Period Financial Statements
      As further described in note 2 of the Notes to Consolidated Financial Statements, on March 18, 2005, the Company announced that certain of its historical financial statements required restatement. Consequently, Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 compared to 2002 is being restated.
      Specifically, during the Company’s preparation of its year-end financial statements for 2004, the Company identified accounting errors in the Company’s Italian subsidiary that were not previously detected in the translation to United States generally accepted accounting principles in the consolidation process. The errors did not affect the results of operations or the cash flows reported for 2003 or 2004. The restatement had no effect on the Company’s compliance with bank covenants.
Overview
      The world economy continued to improve, which helped the Company generate net earnings in all four quarters of 2004. Net sales in 2004 increased by 16.6% over net sales in 2003 and all three of the Company’s business segments experienced an increase in net orders and net sales in 2004. Orders for highly engineered construction projects had the largest improvement in all three segments. The demand for Oilgear hydraulic pumps is continuing to grow and our marketing efforts added new customers in 2004. We continue to invest in new products and product enhancements with emphasis on reducing operating costs to keep the Company competitive in our industry.
Discussion of Results of Operations

	2004	2003	2002

Net orders	$99,549,000	80,336,000	84,417,000
Percentage increase (decrease)	23.9%	(4.8)%
Net sales (shipments)	94,427,000	80,986,000	75,300,000
Percentage increase	16.6%	7.6%

2004 vs. 2003
      The economic recovery that started late in 2003 continued throughout 2004 with orders for 2004 increasing by 23.9% from 2003. The Domestic segment’s orders increased in 2004 by 25.5% from 2003. Although the increase in orders encompassed most of the products in the Domestic segment, engineered construction projects, piston pumps and flow meters had the strongest recovery. The economy influenced most of the change but the increase in spending for defense by the United States government caused an increase in orders from the U.S. military for flow meters produced at our Milwaukee plant. In the European segment, orders in 2004 compared to 2003 increased by 16.5%. Some of the increase came from a weaker dollar against the Euro and Pound Sterling. The 2003 to 2004 change in the Euro and British pound average exchange rate relative to the U.S. dollar were increases of approximately 10.2% and 11.7%, respectively. Most of the exchange related increase came from orders received by our subsidiary in Leeds, England for hydraulic equipment used in weapons handling systems for submarines and in our Italian subsidiary for projects using specialty fluids in the steel industry. An increase in orders from customers in Latin America provided most of the 35.1% increase of 2004 orders in the International segment when compared to 2003. Consolidated order levels were stronger in 2004 compared to 2003 for engineered products used in aerospace, forging and aluminum extrusion.
      The increase in orders described above caused net sales in 2004 to increase by 16.6% over 2003, but the increase drops to an 11.7% increase after adjusting for the effect of converting the foreign currencies to U.S. dollars. Net sales for 2004 in the Domestic segment increased by 9.2% over 2003. The increase in piston pump sales was the primary reason for the overall increase while shipments of engineered construction projects have lagged behind because of longer lead time to complete. The European segment net sales for 2004 increased by 17.0% over 2003 but the increase drops to a 4.6% after adjusting for the increase from converting the Euro and British pound sterling to U.S. dollars. The International segment net sales for 2004 increased by 47.0% but the increase drops to a 43.0% after adjusting for the effect of converting the foreign currencies to U.S. dollars. The increase in the European and International segments came from contracts for highly engineered construction projects in the forging and extrusion industries.

2003 vs. 2002
      Although the domestic economy started to recover in 2003, the fluid power industry lagged in that recovery. Our net orders in 2003 decreased by 4.8% when compared to 2002. In 2002 our European segment received a large order for approximately $11,000,000 to supply equipment on a new forging press being installed in central France. This single order distorts the comparisons of orders between the periods being reported. Excluding this individual order from the 2002 total, net orders for 2003 would have increased by 9.4% when compared to 2002. Approximately 33% of the 2003 net orders were sold by our European segment and therefore were subject to translation from Euros and British pounds, which further distorts the year to year comparison as the Euro and British pound average exchange rate increased from their 2002 average by approximately 20% and 9%, respectively.
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
      Net sales in 2003 increased by 7.6% when compared to 2002. When comparing 2003 net sales to 2002 by segment, the Domestic segment increased by 2.0%, the European segment increased by 20.8% and the International segment decreased by 0.4%. Excluding the effect of favorable foreign exchange rates on sales, net sales for 2003 increased by 0.8% over 2002. The economic condition in the fluid power industry was the primary reason net sales, measured in local currencies, remained relatively flat in 2003. Roughly 47%

of the approximately $11,000,000 forging press order entered in 2002 was recognized through net sales in 2003.

Backlog

	2004	2003	2002

Backlog at December 31	$34,034,000	28,912,000	29,562,000
Percentage increase(decrease)	17.7%	(2.2)%	44.6%
      The increase in orders discussed above was the primary reason backlog increased by approximately $5,122,000 or 17.7% at December 31, 2004 compared to the same date in 2003. Approximately 25% of the 2002 forging press order in France or approximately $4,000,000 converted at currency exchange rates at the end of 2004 remained in the backlog. All the remaining equipment on this order is scheduled to be shipped in 2005 and the forging press is to be started up in 2006.
      The 2003 year end backlog decreased by 2.2%, or $650,000, from the year end of 2002. Approximately 53% of the 2002 forging press order in France or approximately $7,000,000 converted at currency exchange rates at the end of 2003 remained in the backlog.

Gross Profit

	2004	2003	2002

Gross profit	$22,106,000	18,687,000	14,303,000
Percentage increase (decrease)	18.3%	30.7%	(23.7)%
Gross profit margin	23.4%	23.1%	19.0%
Percentage increase (decrease)	1.3%	21.6%	(16.3)%
      Gross profit increased $3.4 million, or 18.3% in 2004 when compared to 2003. In addition, gross profit margin continued to increase in 2004, up 1.3% from 23.1% in 2003 to 23.4% in 2004, despite rising material prices, health care costs, pension costs and intense price competition in our industry. The increase in net sales which contributed to coverage of fixed manufacturing costs and improved profit was the primary reason for the increase in margin.
      Gross profit increased $4.4 million or 30.7% in 2003 when compared to 2002. Gross profit margin also increased in 2003 (from 19.0% to 23.1%) despite the approximately $1,000,000 of added costs incurred from a manufacturing quality problem at our Fremont plant. By the end of 2003, that quality problem was substantially alleviated. The cost savings from closing plants, outsourcing to low cost vendors, a favorable union contract, the use of lean manufacturing techniques and a more favorable mix of products with higher profit margins all helped to improve the gross profit margin.

Selling, General and Administrative Expenses

	2004	2003	2002

Selling, General and Administrative Expenses	$19,670,000	19,780,000	18,478,000
Less:
Research and development	$1,700,000	1,700,000	1,600,000

Selling, general and administrative less research and development	17,970,000	18,080,000	16,878,000

Percentage increase (decrease)	(0.6)%	7.1%	1.1%
Percentage of net sales	19.0%	22.3%	22.4%
      Selling, general and administrative expenses, less research and development, decreased by 0.6% or approximately $110,000 in 2004. If the part of these expenses that were incurred in foreign currencies were converted using the 2003 average exchange rate instead of the 2004 average exchange rate, the expenses would have been approximately $924,000 or 4.7% lower.
      Selling, general and administrative expenses, less research and development, increased by 7.1% or $1,202,000 in 2003. When the local foreign currency expenses were converted to US dollars using the average 2003 exchange rate the expenses were approximately $1,200,000 higher than the expenses would have been if they were converted using the 2002 average exchange rate. This was the primary reason for the increase in 2003. Another factor that increased these expenses in 2003 was the approximately $400,000 increase in pension costs allocated to selling, general and administrative expenses. These increases were partially offset by an approximately $249,000 reduction in charges related to various headcount reductions and other exit costs recorded in 2003 and 2002.
      The Company’s 2004 and 2003 research and development expenses totaled approximately $1,700,000 in each year. These expenses were $1,600,000 in 2002. The Company continues its commitment to the design and manufacture of new and more efficient hydraulic products to gain new customers and to develop new applications for the Company’s products.

Operating Income
      Operating income in 2004 of $2,436,000 compared to a $1,093,000 operating loss in 2003 and a $4,176,000 operating loss in 2002. The improved performance in 2004 was the result of increased net sales with higher gross profit margins and a small decrease in operating expenses. The improved performance in 2003 when compared to 2002 was the result of increased net sales with higher gross profit margins.

Interest Expense
      Interest expense increased by approximately $28,000 in 2004 and $75,000 in 2003 as the result of increased interest rates.

Income Tax
      Income tax effective rates were 54.4%, (26.3%) and 4.7% in 2004, 2003 and 2002, respectively. In recent years, the Company has recorded income tax expense on losses before income taxes and minority interest due to significant losses in the Domestic segment that are not benefited for tax purposes, coupled with earnings and related income tax expense in the European and International segments. In 2003, the reserve for income tax exposure items was reduced by approximately $800,000 to an amount supported by the risk associated with the possible tax liability, which is the primary reason for the negative effective tax rate. Changes in the valuation allowance were the principal reason for the fluctuation in effective tax rate in 2002. Also see note 9 of the Notes to the Consolidated Financial Statements for additional reconciliation of the tax rates.

Net Earnings
      Net earnings of $423,000 for 2004 compared to a $1,793,000 loss in 2003 was the result of generating operating income in 2004 versus operating losses in 2003.
      The net loss of $1,793,000 for 2003 was primarily the result of approximately $1,000,000 of costs related to the quality problems in our Fremont factory, approximately $500,000 of charges relating to inventory, receivables and fixed assets written off in our International segment and $296,000 of employee termination and other exit costs.
Outlook
      Although the overall growth rates that are reflected in the fluid power index data are starting to slow down from the very rapid growth of 2004, the outlook is still positive according to most forecasts. Our net orders in the first two months of 2005 increased by approximately 26.6% compared to the first two months of 2004, and our backlog at February 28, 2005 is at a record level of approximately $40,537,000, an increase of $6,503,000, or 19.1% since December 31, 2004. The continued weak value of the US dollar should continue to have a positive effect on net sales and gross margins in the European and International segments. We are continuing to manage costs during this economic expansion as we did in the prior recession years. However, increasing costs for legal, auditing and other Sarbanes-Oxley compliance related costs will erode earnings potential. As part of our cost reduction and efficiency improvement efforts, we are in the process of downsizing our facility in Leeds, England and we expect to sign a lease to move these operations to a more efficient facility in 2005. We have entered into a conditional contract with a developer to sell our existing facility for 4,050,000 British pound sterling. All conditions in the contract have been met except for us moving to a new location. The property has close to a zero book value so the transaction will provide a significant gain in 2005. As of February 2005, the property is encumbered by a 3,200,000 British Pound Sterling mortgage with Barclays Bank.
Inflation and Changing Prices
      Oilgear uses the LIFO method of accounting for approximately 60% of its inventories and has reserves for obsolete and slow moving inventory. Approximately 91% of the total assets of the Company reside in the United States and Western Europe. These assets are in operation and have been maintained in good condition through the years. Management believes that inflation has not significantly affected the net earnings (loss) reported by the Company.
Quarterly Financial Information (Unaudited)

2004	First	Second	Third	Fourth

Net sales	$21,291,000	23,271,000	25,033,000	24,831,000
Gross profit	5,190,000	5,476,000	5,590,000	5,850,000
Net earnings	10,000	3,000	202,000	208,000
Basic earnings per share of common stock	0.00	0.00	0.10	0.12
Diluted earnings per share of common stock	0.00	0.00	0.10	0.11
Stock price low*	3.77	3.60	3.55	4.50
Stock price high*	9.00	5.35	5.74	9.05

2003	First	Second	Third	Fourth

Net sales	$20,214,000	20,610,000	18,785,000	21,377,000
Gross profit	4,224,000	5,105,000	4,484,000	4,874,000
Net loss	(969,000)	(176,000)	(583,000)	(65,000)
Basic loss per share of common stock	(0.50)	(0.09)	(0.30)	(0.03)
Diluted loss per share of common stock	(0.50)	(0.09)	(0.30)	(0.03)
Stock price low*	1.80	2.00	2.10	2.61
Stock price high*	5.20	2.70	3.41	5.03

*	High and low sales prices in the Nasdaq Stock Market or the Nasdaq Small Cap Stock Market, as applicable.
Financial Condition and Liquidity
      On February 7, 2005, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) dated as of January 28, 2005 by and among the Company, LaSalle Business Credit, LLC (“LaSalle”), and two of the Company’s wholly-owned subsidiaries, Oilgear Towler, S.A. (“Oilgear Spain”) and Oilgear Towler GmbH (“Oilgear Germany”). On the same date, the Company and LaSalle also entered into a Foreign Accounts Loan and Security Agreement dated as of January 28, 2005 (the “EXIM Loan Agreement”).
      The Loan Agreement provides the Company with a $12,000,000 revolving loan facility (subject to advance rates based on eligible accounts receivable and inventory, as well as reserves that may be established in LaSalle’s discretion), of which up to $10,000,000 may be used for the issuance of letters of credit. The Loan Agreement also provides term loans to the Company in the amounts of $2,050,000 (“Term Loan A”) and $4,700,000 (“Term Loan B”), respectively, as well as an $840,000 term loan to Oilgear Germany (“Term Loan C”) and a $1,860,000 term loan to Oilgear Spain (“Term Loan D”).
      The outstanding principal amount of the revolving loan is scheduled to mature on January 28, 2008 (the “Maturity Date”). The Loan Agreement provides, however, that it will automatically renew for successive one year terms unless either the Company or LaSalle elects not to renew, or the liabilities thereunder have been accelerated.
      Principal on Term Loan A amortizes in 60 equal monthly installments of $34,166.66; principal on Term Loan B amortizes in 120 equal monthly installments of $39,166.66; principal on Term Loan C amortizes in 120 equal monthly installments of $7,000; and principal on Term Loan D amortizes in 120 equal monthly installments of $15,500. Mandatory prepayments of the term loans are required upon the sales of certain assets and from excess cash flow, if available.
      At the Company’s option: (i) the revolving loan bears interest (a) at one-half of one percent in excess of LaSalle’s announced prime rate (the “Prime Rate”) or (b) 350 basis points in excess of LIBOR and (ii) the term loans bear interest (x) at one percent in excess of the Prime Rate or (y) 400 basis points in excess of LIBOR. Upon the occurrence of an event of default, all loans bear interest at two percentage points in excess of the interest rate otherwise payable.
      The EXIM Loan Agreement provides the Company with up to $3,000,000 in revolving loans (subject to advance rates based on eligible accounts receivable and inventory in respect of sales made to non-US customers, and reserves that may be established at LaSalle’s discretion). The outstanding principal amount of these loans is scheduled to mature on the Maturity Date, but the EXIM Loan Agreement is subject to the same renewal terms described above with respect to the Loan Agreement. At the Company’s option, these loans bear interest at either one-half of one percent over the Prime Rate or 350 basis points in excess of LIBOR. Upon the occurrence of an event of default, the loans bear interest at two percentage points in excess of the interest rate otherwise payable.
      Both the Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish, German, French and Italian subsidiaries; guaranties from each of the foregoing subsidiaries (subject to dollar limitations for each of the non-US subsidiaries); and a real estate mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish, German, French and Italian subsidiaries.
      The Loan Agreement and the EXIM Loan Agreement contain customary terms and conditions for asset-based facilities, including standard representations and warranties, affirmative and negative covenants, and events of default, including non-payment, insolvency, breaches of the terms of the respective loan agreements, change of control, and material adverse changes in the Company’s business operations.
      Also on February 7, 2005, the Company’s subsidiary in the United Kingdom, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000. These loans are apportioned among: (i) a Pounds Sterling 2,000,000 invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 stock loan pursuant to a Stock Loan Agreement. The Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years.

      Loans under the Agreement for the Purchase of Debts bear a discount charge of either two percent over the base rate of Venture Finance’s bankers for prepayments in Pounds Sterling or two percent over Venture Finance’s cost of funds for prepayments in agreed currencies other than Pounds Sterling. Loans under the Plant & Machinery Loan Agreement and the Stock Purchase Agreement bear interest at 3 percent and 2.5 percent, respectively, above the base rate of Venture Finance’s bankers.
      All of the Venture Finance facilities contain standard representations and warranties, general covenants and events of default, including non-payment, breaches of the terms of the respective documents, and insolvency.
      Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain assets. Although the Barclays facility is repayable on demand of the bank at any time, it currently is scheduled for review and renewal on August 15, 2005. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the renewal date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom.
      Although the Company successfully entered into the post-balance sheet date refinancing, due to certain subjective acceleration clauses in the related Loan Agreement the entire line of credit borrowings under the Loan Agreement continued to be classified as short-term as of December 31, 2004 as the requirements of SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” were not met. In addition, the Company has examined the provisions of the new Loan Agreement and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company will be required to classify its revolving loan facility as short-term debt for the term of the new Loan Agreement, even though the revolving loan facility does not mature until March 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt, not withstanding the fact that it does not mature until March 2008.
      On February 7, 2005, the Company used a portion of the proceeds from the loan agreements described above to repay and terminate the Seventh Amended and Restated Credit Agreement dated as of March 22, 2004 (the “M&I Credit Agreement”) by and between the Company and M&I Marshall & Ilsley Bank (“M&I Bank”). Also on February 7, 2005 the Company gave notice pursuant to that certain Lease Agreement dated as of October 1, 1997 (the “Lease”) between the County of Dodge, Nebraska as lessor (the “Issuer”) and the Company as lessee, for a part of its facility in Fremont, Nebraska, that the Company would prepay all rental payments due under the Lease in whole in the principal amount of $1,200,000 plus accrued interest on March 21, 2005 (the “Redemption Date”). Concurrent with such prepayment, the Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”) redeemed all County of Dodge, Nebraska Variable Rate Demand Industrial Development Revenue Bonds, Series 1997 (The Oilgear Company Project) (the “Bonds”), in whole at a redemption price of $1,200,000 plus accrued interest to the Redemption Date and without premium. The Bonds were secured by, and were paid by a draw on an irrevocable direct-pay letter of credit issued by M&I Bank. The Company’s obligation to reimburse M&I Bank for such draw is secured by funds deposited by the Company with M&I Bank as cash collateral. Upon payment of the Bonds in full, the Issuer terminated and released its interest in the Lease and sold the equipment purchased with the proceeds of the Bonds to the Company for a nominal purchase price. Each of these transactions was in connection with and as a result of the Company’s entry into the new credit agreements described above. The termination did not result in any early termination penalty.

      The Consolidated Balance Sheets present the Company’s financial position at year end compared with the previous year end. This financial presentation provides information intended to assist in assessing factors such as the Company’s liquidity and financial resources.

Working Capital	2004	2003

Current assets	$52,529,000	47,851,000
Current liabilities	40,672,000	20,831,000
Working capital	11,857,000	27,020,000
Current ratio	1.29	2.30
      Working capital decreased substantially in 2004, which was mostly due to the bank debt coming due on April 1, 2005. The current ratio decreased to 1.29 at December 31, 2004 from 2.30 at December 31, 2003. The expiring bank financing arrangement caused all the domestic bank debt to be classified as current debt, and that was the primary reason for the decrease in the current ratio.

Capitalization	2004	2003

Interest bearing debt	$22,636,000	23,836,000
Shareholders’ equity	6,086,000	3,316,000
Debt and equity	28,722,000	27,152,000
Ratio	78.8%	87.8%
      Due to constraints in the Company’s expired debt agreement, the interest bearing debt was paid down by $1,200,000 in 2004.
      Shareholders’ equity was increased during 2004 by (i) the consolidated net earnings in 2004 of approximately $423,000, (ii) the fact that the return on pension assets caused a decrease in the equity adjustment for minimum pension liability by $988,000 and (iii) the foreign currency rate changes during 2004 brought on by a weaker US dollar caused a $1,303,000 increase in total shareholders’ equity.
      In the fourth quarter of 2002 the Company switched from the Nasdaq National Market to the Nasdaq Small Cap Stock Market because of the decrease in the valuation of its stock. The Company’s common stock is traded under the symbol “OLGR”. Oilgear believes it is desirable for its employees to have an ownership interest in the Company. Several programs that are described in note 10 to the Consolidated Financial Statements further this concept.
      In December 2000 the Company announced a stock buy back program for a total of 100,000 shares of common stock during the following three years. The Company bought 660 shares in 2002. No shares were repurchased in 2003 or 2004.
      Net cash provided by operating activities was $424,000 in 2004 compared to $2,062,000 provided in 2003. Net earnings provided cash in 2004 compared to a net loss that used cash in 2003. Depreciation and amortization remained consistent in 2004 and 2003. Slow payment of accounts payable was the primary reason for the $2,256,000 and $1,851,000 increases in the account in 2004 and 2003, respectively. Increased net sales caused the use of approximately $833,000 of cash from trade accounts receivable in 2004 compared to $850,000 of cash provided in 2003. The increase in work-in-process inventory resulting from an increase in net sales caused total inventories to increase in 2004 and 2003 which resulted in the use of cash of $1,109,000 and $865,000, respectively. Contracts using percentage-of-completion had more accumulated costs than billings in 2004 causing billings, costs and estimated earnings on uncompleted contracts to use $2,399,000 of cash. In 2003, the contracts using percentage-of-completion had more billings and payments than accumulated costs and provided $1,333,000 of cash.
      Net property, plant and equipment was $18,163,000 at December 31, 2004 compared to $19,682,000 at December 31, 2003. Capital expenditures in 2004 were $1,178,000 compared to depreciation and amortization of $3,122,000.

      Capital expenditures in 2003 were $1,047,000 compared to depreciation and amortization of $3,068,000. The Company did not enter into any new operating leases in 2004 and 2003. On September 26, 2003 the Company entered into a “Net” lease agreement with a company in Longview, Texas for the lease of its Longview facility. The lease ends September 30, 2008, and the lessee is obligated to purchase the property on that date or an earlier date specified by the lessee.
      The Company did not declare or pay any dividends in 2004 or 2003.
      The following table provides information as of December 31, 2004, with respect to the Company’s known contractual obligations.

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long term debt and capital leases	$20,026,000	18,724,000	979,000	323,000	0
Operating leases	4,757,000	2,085,000	2,033,000	331,000	0

Total	$24,783,000	$20,809,000	$3,012,000	$654,000	$0

      Under the new three year Loan Agreement, principal payments against the approximately $10,400,000 of long-term loans will be approximately $1,320,000 per year. The amounts drawn (subject to advance rates based on eligible accounts receivable and inventory) on the approximately $18,800,000 of revolving line of credit loan facilities will be classified as current debt. The approximately $6,175,000 demand loan from Barclays Bank PLC will be paid back when the Company realizes the proceeds (estimated at $7,700,000) from the sale of our facility in Leeds, England. The Company expects to move the Leeds factory in 2005 and therefore remove the last remaining condition to complete this transaction.
      The Company has approximately $2,226,000 and $4,000,000 in open bank guarantees, letters of credit and insurance bonds covering our performance of contracts and down payment guarantees to our customers at December 31, 2004 and 2003, respectively. There are no other off-balance sheet arrangements.
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
      Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for percentage-of-completion contracts, accounting for allowances for doubtful accounts receivable, accounting for pensions, accounting for inventory obsolescence and accounting for income taxes.
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
      A valuation allowance has been recorded for certain deferred tax assets, principally related to certain domestic and foreign net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
New Accounting Pronouncements
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company’s 2004 financial statements.
      In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted.
      In December, 2004, the FASB issued FASB Staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October, 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than to repatriate current and prior year’s unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense or related disclosures in the period and is not expected to impact the measurement of income tax expense in future periods.
      In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively and are not expected to have a material impact on results of operations and financial position of the Company.
Cautionary Factors
      The discussions in this section and elsewhere contain various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and similar expressions are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	Factors affecting the economy generally, including the financial and business conditions of the Company’s customers, the demand for customers’ products and services that utilize the Company’s products, national and international events such as those of September 11, 2001, the current hostilities in the Middle East, and other threats or acts of terrorism.

•	Factors affecting the Company’s financial performance or condition, including restrictions or conditions imposed by its current and prospective lenders, tax legislation, unanticipated restrictions on the Company’s ability to transfer funds from its subsidiaries, the costs of complying with recent accounting, disclosure and corporate governance requirements, and changes in applicable accounting principles or environmental laws and regulations.

•	Factors affecting percentage of completion contracts, including the accuracy of estimates and assumptions regarding the timing and levels of costs to complete those contracts.

•	Factors affecting the Company’s international operations, including relevant foreign currency exchange rates, which can affect the cost to produce the Company’s products or the ability to sell the Company’s products in foreign markets, and the value in United States dollars of sales made and costs incurred in foreign currencies. Other factors include foreign trade, monetary and fiscal policies; laws, regulations and other activities of foreign governments, agencies and similar organizations; and risks associated with having major facilities located in countries which have historically been less stable than the United States in several respects, including fiscal and political stability.

•	Factors affecting the Company’s ability to hire and retain competent employees, including unionization of the Company’s non-union employees and changes in relationships with the Company’s unionized employees.

•	The risk of strikes or other labor disputes at those locations that are unionized which could affect the Company’s operations.

•	Factors affecting the fair market value of the Company’s common stock or other factors that would negatively impact the funding of or the value of securities held by the employee benefit plans.

•	The cost and other effects of claims involving the Company’s products and other legal and administrative proceedings, including the expense of investigating, litigating and settling any claims.

•	Factors affecting the Company’s ability to produce products on a competitive basis, including the availability of raw materials at reasonable prices.

•	Unanticipated technological developments that result in competitive disadvantage and create the potential for impairment of existing assets.

•	Failure to achieve and maintain effective internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.
      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
      The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the euro and British pound sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the US Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease accordingly. If foreign exchange rates would have been collectively 10% weaker against the US dollar in 2004, the net earnings would have decreased by approximately $90,000.
      The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates (see notes 5 and 6 to the Consolidated Financial Statements). A 100 basis point movement in interest rates on floating rate debt outstanding at December 31, 2004 would result in a change in earnings before income taxes of approximately $226,000.
      The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At December 31, 2004, the Company had no open forward exchange contracts.

Item 8.	Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS’ EQUITY
THE OILGEAR COMPANY AND SUBSIDIARIES
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

			Restated(a)
OPERATIONS
Net sales (note 3)	$94,426,857	80,985,844	75,300,172
Cost of sales (note 4)	72,320,522	62,298,547	60,997,313
Gross profit	22,106,335	18,687,297	14,302,859
Selling, general and administrative expenses	19,669,891	19,780,261	18,478,454
Operating income (loss)	2,436,444	(1,092,964)	(4,175,595)
Interest expense	1,357,217	1,329,487	1,254,504
Other non-operating income, net (note 8)	67,904	96,978	179,147

Income (loss) before income taxes and minority interest	1,147,131	(2,325,473)	(5,250,952)
Income tax expense (benefit) (note 9)	624,364	(610,998)	247,357
Minority interest	99,828	78,956	60,489

Net earnings (loss)	$422,939	(1,793,431)	(5,558,798)

Basic weighted average outstanding shares	1,960,298	1,955,898	1,951,136

Diluted weighted average outstanding shares	1,982,538	1,955,898	1,951,136

Basic earnings (loss) per share of common stock	$0.22	$(0.92)	$(2.85)

Diluted earnings (loss) per share of common stock	$0.21	$(0.92)	$(2.85)

	2004	2003	2002

		Restated(a)	Restated(a)

SHAREHOLDERS’ EQUITY
Common stock (note 10):
Balance at beginning of year	$1,990,783	1,990,783	1,990,783

Balance at end of year	$1,990,783	1,990,783	1,990,783

Capital in excess of par value (note 10):
Balance at beginning of year	$9,497,906	9,497,906	9,497,906

Balance at end of year	$9,497,906	9,497,906	9,497,906

Retained earnings (note 10):
Balance at beginning of year(a)	$14,121,588	15,925,148	21,520,419
Net earnings (loss)(a)	422,939	(1,793,431)	(5,558,798)
Loss on sale of treasury stock	(34,935)	(10,129)	(36,473)

Balance at end of year(a)	$14,509,592	14,121,588	15,925,148

Treasury stock (note 10):
Balance at beginning of year	$(285,087)	(305,192)	(433,814)
Purchases of 660 shares in 2002	—	—	(4,950)
Sales to employee benefit plans of 2,500, 2,500 and 13,836 shares in 2004, 2003 and 2002, respectively	44,460	20,105	133,572

Balance at end of year	$(240,627)	(285,087)	(305,192)

Notes receivable from employees (note 10):
Balance at beginning of year	$(96,236)	(161,055)	(144,956)
Sales under employee stock purchase plan	—	—	(87,120)
Payments received/forgiven on notes	47,432	64,819	71,021

Balance at end of year	$(48,804)	(96,236)	(161,055)

Accumulated other comprehensive loss:
Foreign currency translation adjustment:
Balance at beginning of year(a)	$116,347	(2,424,318)	(4,228,810)
Translation adjustment(a)	1,302,503	2,540,665	1,804,492

Balance at end of year(a)	$1,418,850	116,347	(2,424,318)

Minimum pension liability adjustment:
Balance at beginning of year	$(22,029,429)	(21,256,099)	(11,047,000)
Minimum pension liability adjustment	988,067	(773,330)	(10,209,099)

Balance at end of year	(21,041,362)	(22,029,429)	(21,256,099)

Total shareholders’ equity(a)	$6,086,338	3,315,872	3,267,173

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
THE COMPANY AND SUBSIDIARIES
December 31, 2004 and 2003

	2004	2003

		Restated(a)
ASSETS
Current assets:
Cash and cash equivalents	$4,109,409	6,235,975
Trade accounts receivable, less allowance for doubtful receivables of $340,000 and $250,000 in 2004 and 2003, respectively	17,029,550	15,475,564
Costs and estimated earnings in excess of billings on uncompleted contracts (note 4)	3,532,711	1,317,695
Inventories (note 4)	25,529,064	23,646,649
Prepaid expenses	1,033,301	662,477
Other current assets	1,294,555	512,600

Total current assets	52,528,590	47,850,960

Property, plant and equipment, at cost (notes 5 and 6)
Land	1,535,231	1,144,305
Buildings	12,842,337	12,476,163
Machinery and equipment	51,880,198	50,622,256
Drawings, patterns and patents	6,131,266	5,867,277

	72,389,032	70,110,001
Less accumulated depreciation and amortization	54,226,261	50,428,127

Net property, plant and equipment	18,162,771	19,681,874
Other assets (note 10)	2,123,868	2,196,449

	$72,815,229	$69,729,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (note 5)	$2,610,291	2,182,892
Current installments of long-term debt (note 6)	18,724,046	2,067,019
Accounts payable	10,830,336	8,248,978
Billings in excess of costs and estimated earnings on uncompleted contracts (note 4)	581,927	933,905
Customer deposits	1,706,846	1,424,442
Accrued compensation and employee benefits	3,413,427	2,917,263
Other accrued expenses and income taxes (note 9)	2,805,084	3,056,360

Total current liabilities	40,671,957	20,830,859

Long-term debt, less current installments (note 6)	1,302,124	19,586,095
Unfunded employee retirement plan costs (note 10)	15,373,973	15,844,771
Unfunded post-retirement health care and life insurance costs (note 10)	7,650,000	8,200,000
Other noncurrent liabilities	693,861	1,014,539

Total liabilities	65,691,915	65,476,264

Minority interest in consolidated subsidiaries	1,036,976	937,148
Commitments and contingencies (notes 10 and 12)
Shareholders’ equity (notes 6 and 10):
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 1,990,783 shares in 2004 and 2003; outstanding 1,963,672 and 1,957,898 shares in 2004 and 2003, respectively	1,990,783	1,990,783
Capital in excess of par value	9,497,906	9,497,906
Retained earnings	14,509,592	14,121,588

	25,998,281	25,610,277
Deduct:
Treasury stock, 27,111 and 32,885 shares in 2004 and 2003, respectively	(240,627)	(285,087)
Notes receivable from employees for purchase of Company common stock	(48,804)	(96,236)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	1,418,850	116,347
Minimum pension liability adjustment (note 10)	(21,041,362)	(22,029,429)

	(19,622,512)	(21,913,082)

Total shareholders’ equity	6,086,338	3,315,872

	$72,815,229	$69,729,283

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE OILGEAR COMPANY AND SUBSIDIARIES
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

			Restated(a)
Cash flows from operating activities:
Net earnings (loss)	$422,939	$(1,793,431)	(5,558,798)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,122,049	3,068,034	3,575,653
Compensation element of sales of common stock and treasury stock to employees and employee savings plan	35,185	42,482	52,830
Deferred income taxes	(44,000)	185,380	(94,000)
Minority interest in net earnings of consolidated subsidiaries	99,828	78,956	60,489
Change in assets and liabilities:
Trade accounts receivable	(832,754)	849,825	3,088,423
Inventories	(1,108,973)	(865,475)	3,334,569
Billings, costs and estimated earnings on uncompleted contracts	(2,398,682)	1,332,894	(2,864,988)
Prepaid expenses	(304,028)	(166,295)	(66,999)
Accounts payable	2,255,156	1,851,167	285,501
Customer deposits	211,320	(1,414,718)	969,595
Accrued compensation	297,244	14,158	445,035
Other, net	(1,331,730)	(1,121,324)	(1,127,556)

Net cash provided by operating activities	$423,554	2,061,653	2,099,754

Cash flows used by investing activities:
Additions to property, plant and equipment	(1,177,873)	(1,046,833)	(1,367,838)

Net cash used by investing activities	$(1,177,873)	(1,046,833)	(1,367,838)

Cash flows provided (used) by financing activities:
Net borrowings under line of credit agreements	260,058	1,561,752	(5,193,835)
Repayment of long-term debt	(2,064,105)	(3,021,218)	—
Proceeds from issuance of long-term debt	378,252	1,876,102	3,610,728
Payments received on notes receivable from employees	21,773	32,317	28,167

Net cash provided (used) by financing activities	$(1,404,022)	448,953	(1,554,940)

Effect of exchange rate changes on cash and cash equivalents	$31,775	646,196	(47,693)

Net increase (decrease) in cash and cash equivalents	(2,126,566)	2,109,969	(870,717)
Cash and cash equivalents:
At beginning of year	6,235,975	4,126,006	4,996,723

At end of year	$4,109,409	6,235,975	4,126,006

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,371,555	1,341,065	1,279,499
Income taxes	$362,135	154,265	121,826

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THE OILGEAR COMPANY AND SUBSIDIARIES
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

			Restated(a)
Net earnings (loss)	$422,939	(1,793,431)	(5,558,798)
Other comprehensive income (loss):
Foreign currency translation adjustment(a)	1,302,503	2,540,665	1,804,492
Minimum pension liability adjustment	988,067	(773,330)	(10,209,099)

Total comprehensive earnings (loss)	$2,713,509	$(26,096)	$(13,963,405)

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES
Years Ended December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies

(A)	Consolidation
      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. They include the accounts of The Oilgear Company and its subsidiaries (Company), including two joint ventures (one in India in which the Company has a 49% interest and one in Taiwan in which the Company has a 58% interest). During 2002, the Company acquired the minority interest in the second Indian joint venture that existed at December 31, 2001. Also during 2002, the Company obtained two new 100% owned subsidiaries, OSL Offshore Systems and Deck Machinery and Oilgear Towler Japan Company. These transactions were immaterial to the Company’s consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

(B)	Foreign Currency Translation
      All assets and liabilities of foreign subsidiaries are translated at the exchange rate prevailing at the balance sheet date and substantially all income and expense accounts are translated at the weighted average exchange rate during the year. Translation adjustments are not included in determining net earnings (loss), but are a component of accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in net earnings (loss).

(C)	Cash Equivalents
      For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $914,000 and $1,315,000 at December 31, 2004 and 2003, respectively, and consisted primarily of money market funds, commercial paper and short-term U.S. Government securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)

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
      The Company measures compensation cost for stock options using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount any employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and, as such, net earnings (loss), basic earnings (loss) per share of common stock, and diluted earnings (loss) per share of common stock would have been as follows:

	2004	2003	2002

			Restated(a)
Net earnings (loss) as reported	$422,939	(1,793,431)	(5,558,798)
Add: Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	25,660	32,506	37,904
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	54,507	62,852	74,642

Pro forma earnings (loss)	$394,092	(1,823,777)	(5,595,536)
Basic earnings (loss) per common share:
As reported	$.22	(.92)	(2.85)
Pro forma	.20	(.93)	(2.87)
Diluted earnings (loss) per common share:
As reported	$.21	(.92)	(2.85)
Pro forma	.20	(.93)	(2.87)

(a)	See Note 2, “Restatement of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements
      The fair value of the Company’s stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: 2004- expected volatility of 45% and expected dividend yield of 0%; 2003- expected volatility of 43% and expected dividend yield of 0%; 2002- expected volatility of 31% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

(H)	Foreign Currency Exchange Contracts
      The Company recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Derivative financial instruments are used by the Company principally in managing its foreign currency exposure. The Company periodically enters into forward foreign exchange contracts to hedge the risk from changes in fair value to unrecognized firm purchase commitments. These firm commitments generally require the Company to exchange U.S. dollars for foreign currencies. The Company does not hold or issue derivative financial instruments for trading purposes. The Company did not have any forward foreign exchange contracts at December 31, 2004 or December 31, 2003.

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
      Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Total research and development expense was approximately $1,700,000 in 2004, $1,700,000 in 2003, and $1,600,000 in 2002.

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
      The weighted-average number of shares outstanding used in calculating basic EPS was 1,960,298 in 2004, 1,955,898 in 2003, and 1,951,136 in 2002. The weighted-average number of shares outstanding used in calculating diluted EPS was 1,982,538 in 2004, 1,955,898 in 2003, and 1,951,136 in 2002. In the computation of diluted earnings per share for the years ended December 31, 2003 and 2002, 71,985 and 93,882 stock options were excluded from the computation as their inclusion would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)

(M)	Reclassifications
      Certain amounts as originally reported in 2003 and 2002 have been reclassified to conform with the 2004 presentation.

(N)	Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans. Current estimates of option values using the Black Scholes method may not be indicative of results from valuation methodologies ultimately adopted.
      In December 2004, the FASB issued FASB staff Position 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October 2004, and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than to repatriate current and prior years’ unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense or related disclosures in 2004.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively and are not expected to have a material impact on results of operations and the financial position of the Company.

(2)	Restatement of Consolidated Financial Statements
      On March 18, 2005, the Company announced that certain of its historical financial statements required restatement. Specifically, the Company identified accounting errors in the Company’s Italian subsidiary that were not previously detected in the translation to United States generally accepted accounting principles in the consolidation process. As a result, the Company restated the financial statements presented here for years 2002 and 2003. These errors did not affect the results of operations reported for 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2002.

	Previously
	Reported	Adjustments(1)	As Restated

Net sales	$75,300,172	—	75,300,172
Cost of sales	60,911,063	86,250	60,997,313

Gross profit	14,389,109	(86,250)	14,302,859
Selling, general and administrative expenses	18,478,454	—	18,478,454

Operating loss	(4,089,345)	(86,250)	(4,175,595)
Interest expense	1,254,504	—	1,254,504
Other non operating income, net	179,147	—	179,147

Loss before income taxes and minority interest	(5,164,702)	(86,250)	(5,250,952)
Income tax expense	253,401	(6,044)	247,357
Minority interest	60,489	—	60,489

Net loss	$(5,478,592)	(80,206)	(5,558,798)

Basic weighted average outstanding shares	1,951,136	1,951,136	1,951,136

Diluted weighted average outstanding shares	1,951,136	1,951,136	1,951,136

Basic loss per share of common stock	$(2.81)	$(0.04)	$(2.85)

Diluted loss per share of common stock	$(2.81)	$(0.04)	$(2.85)

(1)	Reflects adjustments to depreciation expense and related income tax benefit for certain assets that were inappropriately capitalized and other assets that were being depreciated over inappropriate useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2003.

	As Previously
	Reported	Adjustments(1)	Restated

ASSETS
Current assets:
Cash and cash equivalents	$6,235,975	—	6,235,975
Trade accounts receivable, less allowance for doubtful	15,475,564	—	15,475,564
Costs and estimated earnings in excess of billings on uncompleted contracts	1,317,695	—	1,317,695
Inventories	23,646,649	—	23,646,649
Prepaid expenses	930,918	(268,441)	662,477
Other current assets	740,075	(227,475)	512,600

Total current assets	48,346,876	(495,916)	47,850,960

Property, plant and equipment, at cost
Land	1,144,305	—	1,144,305
Buildings	12,500,053	(23,890)	12,476,163
Machinery and equipment	50,674,237	(51,981)	50,622,256
Drawings, patterns and patents	5,867,277	—	5,867,277

	70,185,872	(75,871)	70,110,001
Less accumulated depreciation and amortization	50,290,460	137,667	50,428,127

Net property, plant and equipment	19,895,412	(213,538)	19,681,874
Other assets	2,196,449	—	2,196,449

	$70,438,737	(709,454)	69,729,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$2,182,892	—	2,182,892
Current installments of long term debt	2,067,019	—	2,067,019
Accounts payable	8,248,978	—	8,248,978
Billings in excess of costs and estimated earnings on uncompleted contracts	933,905	—	933,905
Customer deposits	1,424,442	—	1,424,442
Accrued compensation and employee benefits	2,917,263	—	2,917,263
Other accrued expenses and income taxes	3,056,360	—	3,056,360

Total current liabilities	20,830,859	—	20,830,859

Long term debt, less current installments	19,586,095	—	19,586,095
Unfunded employee retirement plan costs	15,844,771	—	15,844,771
Unfunded post retirement health care and life insurance costs	8,200,000	—	8,200,000
Other noncurrent liabilities	1,014,538	—	1,014,538

Total liabilities	65,476,263	—	65,476,263

Minority interest in consolidated subsidiaries	937,148	—	937,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)

	As Previously
	Reported	Adjustments(1)	Restated

Shareholders’ equity:
Common stock	1,990,783	—	1,990,783
Capital in excess of par value	9,497,906	—	9,497,906
Retained earnings	14,701,484	(579,896)	14,121,588

	26,190,173	(579,896)	25,610,277
Deduct:
Treasury stock	(285,087)	—	(285,087)
Notes receivable for purchase of Company common stock	(96,236)	—	(96,236)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	245,905	(129,558)	116,347
Minimum pension liability adjustment	(22,029,429)	—	(22,029,429)

	(21,783,524)	(129,558)	(21,913,082)

Total shareholders’ equity	4,025,326	(709,454)	3,315,872

Total Liabilities and shareholders’ equity	$70,438,737	(709,454)	69,729,283

(1)	Reflects the balance sheet adjustments to properly reflect the write-off of certain assets which were inappropriately capitalized at the Company’s Italian subsidiary in 1997 through 2002 and the related impact on accumulated depreciation and income tax accounts. Also reflects the impact of correcting useful lives used to calculate depreciation on certain depreciable assets.

(3)	Business Description and Operations
      The Company manages its operations in three reportable segments based upon geographic area. Domestic is the United States, Canada and certain exports serviced directly by the domestic factories. European is Europe and International is Asia, Latin America, Australia and most of Africa.
      The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company offers an engineering and manufacturing team capable of providing advanced technology in the design and production of unique fluid power components and electronic controls. The Company’s global involvement focuses its expertise on markets in which customers demand top quality, prompt delivery, high performance and responsive aftermarket support. Our products include piston pumps, motors, valves, controls, manifolds, electronics and components, cylinders, reservoirs, skids and meters. Industries that use these products include primary metals, machine tool, automobile, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The Company strives to serve those markets requiring high technology and expertise where reliability, top performance and longer service life are needed. The products are sold as individual components or integrated into high performance applications. The Company also provides aftermarket sales and rebuilding services which include exchange, factory rebuild and field repair service, along with customer education.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      Geographic segment information is as follows:

Sales to Unaffiliated Customers	2004	2003	2002

		Restated-Note 2	Restated-Note 2
Domestic	$46,471,000	42,569,000	41,739,000
European	33,236,000	28,402,000	23,508,000
International	14,720,000	10,015,000	10,053,000

Total	$94,427,000	80,986,000	75,300,000
Intersegment sales
Domestic	6,710,000	6,916,000	6,278,000
European	1,040,000	689,000	411,000
Operating income (loss)
Domestic	1,977,000	111,000	(2,076,000)
European	1,931,000	857,000	212,000
International	810,000	197,000	(254,000)
Corporate expenses, including R&D	(2,282,000)	(2,258,000)	(2,058,000)

Total	2,436,000	(1,093,000)	(4,176,000)
Identifiable assets
Domestic	$33,551,000	33,043,000	32,780,000
European	29,998,000	28,218,000	25,445,000
International	7,555,000	6,654,000	6,308,000
Corporate	1,711,000	1,814,000	1,902,000

Total	$72,815,000	69,729,000	66,435,000
Depreciation and amortization
Domestic	$2,023,000	2,081,000	2,546,000
European	607,000	531,000	646,000
International	172,000	129,000	89,000
Corporate	320,000	327,000	295,000

Total	$3,122,000	3,068,000	3,576,000
Capital expenditures
Domestic	$325,000	656,000	518,000
European	218,000	115,000	204,000
International	417,000	37,000	295,000
Corporate	218,000	239,000	351,000

Total	$1,178,000	1,047,000	1,368,000
Net sales by country
United States	$46,471,000	35,866,000	36,700,000
Other	47,956,000	45,120,000	38,600,000

Net sales	$94,427,000	80,986,000	75,300,000
Net sales by accounting method
Contracts using the percentage-of-completion method	$22,449,000	17,348,000	12,248,000
Contracts using the completed contract method	71,978,000	63,638,000	63,052,000

Net sales	$94,427,000	80,986,000	75,300,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)

(4)	Inventories
      Inventories at December 31, 2004 and 2003 consist of the following:

	2004	2003

Raw materials	$2,842,553	2,850,348
Work in process	20,175,049	17,414,515
Finished goods	3,627,462	4,420,786

	26,645,064	24,685,649
LIFO reserve	(1,116,000)	(1,039,000)

Total	$25,529,064	23,646,649

      Inventories, stated on the LIFO basis, including amounts allocated to uncompleted contracts, are valued at $15,327,000 and $14,192,000 at December 31, 2004 and 2003, respectively. The remaining inventory is stated on the FIFO or average cost basis.
      During 2004, 2003 and 2002, LIFO inventory layers were reduced. These reductions resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $356,000, $695,000 and $502,000 below the amount that would have resulted from replacing the inventory at prices in effect at December 31, 2004, 2003 and 2002, respectively.
      A summary of costs and estimated earnings on uncompleted contracts at December 31, 2004 and 2003 is as follows:

	2004	2003

Costs incurred	$16,080,272	8,274,274
Estimated earnings thereon	3,941,105	2,364,172

	20,021,377	10,638,446
Less billings to date	(17,070,593)	(10,254,656)

	$2,950,784	383,790

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,532,711	1,317,695

Billings in excess of costs and estimated earnings on uncompleted contracts	(581,927)	(933,905)

	$2,950,784	383,790

(5)	Short-Term Borrowings
      The Company’s Indian joint venture has a 17,500,000 Indian rupees bank line of credit. Short-term borrowings under this line of credit amounted to approximately $299,000 and $101,000 at December 31, 2004 and 2003, respectively. Current borrowings under this line of credit bear interest at 11.8% as of December 31, 2004. The Company’s Indian subsidiary has a 10,500,000 Indian rupees bank line of credit. Short-term borrowings under this line of credit amounted to approximately $183,000 and $242,000 at December 31, 2004 and 2003, respectively. Current borrowings under this line of credit bear interest at 21.0% as of December 31, 2004. The Company also has a 500,000 British Pound Sterling European line of credit that bears interest at the bank’s base rate plus 2% (6.8% as of December 31, 2004). Short-term borrowings under this line of credit amounted to approximately $689,000 and $500,000 at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
2004 and 2003, respectively. These lines of credit are collateralized by substantially all assets of the applicable Indian joint venture, Indian subsidiary and European subsidiaries, respectively.
      During 2003, the Company received proceeds from a 750,000 British Pound Sterling short-term borrowing. The outstanding balance on this loan amounted to approximately $1,439,000 and $1,340,000 at December 31, 2004 and 2003, respectively. The interest rate was 7.0% at December 31, 2004. This line of credit is collateralized by the Company’s Leeds, England property.
      On February 7, 2005, the Company’s United Kingdom subsidiary entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain assets. Although the Barclays facility is repayable on demand of the bank at any time, it currently is scheduled for review and renewal on August 15, 2005. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the renewal date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom.

(6)	Long-Term Debt
      Long-term debt consisted of the following:

	2004	2003

Revolving Loan Agreement/ Line of Credit	$11,652,744	11,274,492
Notes payable to banks	6,483,330	7,983,330
Industrial Revenue Bonds	1,200,000	1,600,000
Note payable to a municipality, due in monthly installments through January 2006 at 4.2% per annum	64,768	122,176
Mortgage notes of German subsidiary due in annual installments through 2008 at interest rates ranging from 4.3% to 4.8% per annum	270,900	281,994
Capital leases	49,357	45,946
Other	305,071	345,176

	20,026,170	21,653,114
Less current installments	18,724,046	2,067,019

Long-term debt, less current installments	$1,302,124	19,586,095

      On March 31, 2004, the Company extended its Old Credit Agreement to April 2005. This Old Credit Agreement included a term loan and a revolving line of credit facility. The term loan balance at December 31, 2004 was $6,483,330 with an annual interest rate equal to the greater of 6.0% or LIBOR plus 125 to 400 basis points (6.3% at December 31, 2004) with payments equal to $125,000 per month. The basis points added to LIBOR are determined by the ratio of funded debt to EBITDA, as defined in the agreement. The revolving line of credit has a bank commitment of $12,000,000 at an annual interest rate equal to the greater of 5.0% or LIBOR plus 125 to 400 basis points. The amount available under the $12,000,000 bank commitment is limited by a formula, which is calculated on a weekly basis. The formula includes only Domestic segment assets. These assets include 80% of qualifying trade receivables and 50% of inventory (limited to $7,250,000). The variable interest rate at December 31, 2004 was 6.3%. The Company is required to pay a commitment fee of .375 of 1% per annum on the unused portion of the $12,000,000 commitment.
      The Old Credit Agreement contains various covenants that adjust over the term of the agreement. The covenants in the Old Credit Agreement include the following: the Company may not make capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
expenditures greater than $1,200,000 for 2004; the Company must maintain a minimum amount of EBITDA as defined in the agreement on a cumulative basis as of the end of each quarter in 2004; and the Company must also maintain cumulative monthly minimums of earnings and losses before income taxes and minority interest for 2004 and the first quarter of 2005. As of December 31, 2004, the Company was in compliance with all covenants under this Old Credit Agreement.
      On February 7, 2005, the Company entered into a new Loan and Security Agreement dated as of January 28, 2005 by and among the Company, LaSalle Business Credit, LLC (“LaSalle”), and two of the Company’s wholly-owned subsidiaries, Oilgear Towler, S.A. (“Oilgear Spain”) and Oilgear Towler GmbH (“Oilgear Germany”). On the same date, the Company and LaSalle also entered into a Foreign Accounts Loan and Security Agreement dated as of January 28, 2005 (the “EXIM Loan Agreement”). These loans are collectively referred to as the New Credit Facility. As part of this agreement, the Company’s Old Line of Credit and notes payable to banks were paid off.
      The New Loan Agreement provides the Company with a $12,000,000 revolving loan facility (New Revolving Loan) (subject to advance rates based on eligible accounts receivable and inventory, as well as reserves that may be established in LaSalle’s discretion), of which up to $10,000,000 may be used for the issuance of letters of credit. The New Loan Agreement also provides term loans to the Company in the amounts of $2,050,000 (“Term Loan A”) and $4,700,000 (“Term Loan B”), respectively, as well as an $840,000 term loan to Oilgear Germany (“Term Loan C”) and a $1,860,000 term loan to Oilgear Spain (“Term Loan D”).
      The outstanding principal amount of the New Revolving Loan is scheduled to mature on January 28, 2008 (the “Maturity Date”). The New Credit Facility provides, however, that it will automatically renew for successive one year terms unless either the Company or LaSalle elects not to renew, or the liabilities thereunder have been accelerated.
      Principal on Term Loan A amortizes in 60 equal monthly installments of $34,166.66; principal on Term Loan B amortizes in 120 equal monthly installments of $39,166.66; principal on Term Loan C amortizes in 120 equal monthly installments of $7,000; and principal on Term Loan D amortizes in 120 equal monthly installments of $15,500. Mandatory prepayments of the term loans are required upon the sales of certain assets and from excess cash flow, if available.
      At the Company’s option: (i) the New Revolving Loan bears interest (a) at one-half of one percent in excess of LaSalle’s announced prime rate (the “Prime Rate”) or (b) 350 basis points in excess of LIBOR and (ii) the term loans bear interest at (x) one percent in excess of the Prime Rate or (y) 400 basis points in excess of LIBOR. Upon the occurrence of an event of default, all loans bear interest at two percentage points in excess of the interest rate otherwise payable.
      The EXIM Loan Agreement provides the Company with up to $3,000,000 in revolving loans (subject to advance rates based on eligible accounts receivable and inventory in respect of sales made to non-US customers, and reserves that may be established at LaSalle’s discretion). The outstanding principal amount of these loans is scheduled to mature on the Maturity Date, but the EXIM Loan Agreement is subject to the same renewal terms described above with respect to the New Credit Facility. At the Company’s option, these loans bear interest at either one-half of one percent over the Prime Rate or 350 basis points in excess of LIBOR. Upon the occurrence of an event of default, the loans bear interest at two percentage points in excess of the interest rate otherwise payable.
      Both the New Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish, German, French and Italian subsidiaries; guaranties from each of the foregoing subsidiaries (subject to dollar limitations for each of the non-US subsidiaries); and a real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish, German, French and Italian subsidiaries.
      The New Loan Agreement and the EXIM Loan Agreement contain customary terms and conditions for asset-based facilities, including standard representations and warranties, affirmative and negative covenants, and events of default, including non-payment, insolvency, breaches of the terms of the respective loan agreements, change of control, and material adverse changes in the Company’s business operations.
      Also on February 7, 2005, the Company’s subsidiary in the United Kingdom, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000. These loans are apportioned among: (i) a Pounds Sterling 2,000,000 invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 stock loan pursuant to a Stock Loan Agreement. The Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years.
      Loans under the Agreement for the Purchase of Debts bear a discount charge of either two percent over the base rate of Venture Finance’s bankers for prepayments in Pounds Sterling or two percent over Venture Finance’s cost of funds for prepayments in agreed currencies other than Pounds Sterling. Loans under the Plant & Machinery Loan Agreement and the Stock Purchase Agreement bear interest at 3 percent and 2.5 percent, respectively, above the base rate of Venture Finance’s bankers.
      All of the Venture Finance facilities contain standard representations and warranties, general covenants and events of default, including non-payment, breaches of the terms of the respective documents, and insolvency.
      Although the Company successfully entered into the post-balance sheet date refinancing, due to certain subjective acceleration clauses in the New Credit Facility, the entire Old Credit Agreement will continue to be classified as short-term as of December 31, 2004 as the requirements of SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” were not met. In addition, the Company has examined the provisions of the New Credit Facility and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the New Credit Facility, for the term of the New Credit Facility, the Company will be required to classify its New Revolving Loan as short-term debt, even though the revolver does not mature until March 2008. As a result, upon recording the New Credit Facility in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the New Credit Facility as short-term debt, not withstanding the fact that it does not mature until March 2008.
      The Industrial Revenue Bonds were issued in October 1997 under a capital lease agreement between the County of Dodge, Nebraska and the Company to cover the expansion of the Fremont manufacturing facility and acquisitions of related machine tools. The bonds are remarketed weekly and bear interest at a market rate. The average effective interest rate was 1.3% in both 2004 and 2003. The lease of the Fremont facility requires annual rental amortization payments of $400,000 plus interest through October 2007. The Company has the option to purchase the property during the lease period, and upon termination of the lease the Company will obtain title to the property. The Industrial Revenue Bonds are collateralized by the property and equipment purchased from the bond proceeds. The bond payments are guaranteed by a bank letter of credit that has an annual cost of .75% of the outstanding principal balance of the bonds. These bonds were paid off in March 2005 as part of the New Loan Agreement noted above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      Borrowings under the old revolving line of credit, term loan, and notes payable to a municipality are collateralized by all domestic assets.
      Aggregate annual principal payments for long-term debt, including capital leases, are: 2005 — $18,724,046; 2006 — $529,294; 2007 — $450,147; 2008-$260,278; 2009 — $40,958; 2010 and thereafter — $21,447.

(7)	Leases
      The Company has non-cancelable operating leases, primarily for automobiles, equipment, and sales facilities. Rent expense for operating leases during 2004, 2003 and 2002 was $2,594,000, $2,776,000 and $2,649,000, respectively.
      Future minimum lease payments under non-cancelable operating leases for each of the next five years are: 2005 — $2,085,000; 2006 — $1,370,000; 2007 — $663,000; 2008 — $308,000; 2009- $23,000 and thereafter-$0.

(8)	Other Non-Operating Income, Net
      Non-operating income consists of the following:

	2004	2003	2002

Interest income	$40,515	65,868	59,694
Foreign currency exchange gain (loss)	(104,236)	(72,003)	116,719
Miscellaneous, net	131,625	103,113	2,734

	$67,904	96,978	179,147

(9)	Income Taxes
      Income tax expense (benefit) attributable to earnings (loss) before income taxes and minority interest consists of:

	2004	2003	2002

			Restated
			Note 2
Current:
Federal	$—	(927,083)	—
State	22,521	16,928	20,000
Foreign	645,843	484,157	321,357

	668,364	(425,998)	341,357
Deferred	(44,000)	185,000	(94,000)

Total	$624,364	(610,998)	247,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      The rate of expected income tax expense (benefit) based on the U.S. statutory rate of (34%) differs from the effective income tax rate as follows:

	2004	2003	2002

			Restated-
			Note 2
Computed “expected” income tax rate	34.0%	(34.0)%	(34.0)%
State taxes (net of federal income tax effect)	0.9	(0.4)	(7.0)
Change in balance of valuation allowance
allocated to income tax expense	14.4	40.7	45.6
Change in reserve for tax exposure items	2.7	(32.3)	0.0
Unremitted foreign earnings and foreign tax rate differential	(2.3)	8.2	2.2
AMT refund previously not benefited		(7.6)	0.0
Other items, net	4.7	(0.9)	(2.1)

Effective income tax rate	54.4%	(26.3)%	4.7%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Accounts receivable	$65,000	60,000
Compensation	408,000	442,000
Warranty reserve	133,000	73,000
Employee benefits accruals	8,571,000	9,150,000
Tax credit carryforwards	1,756,000	1,746,000
Net operating loss carryforwards	6,876,000	6,650,000

Total gross deferred tax assets	17,809,000	18,121,000
Less valuation allowance	13,339,000	13,433,000

Net deferred tax assets	4,470,000	4,688,000

Deferred tax liabilities:
Depreciation	2,672,000	3,167,000
Inventories	1,988,000	1,728,000
Other	(49,000)	(22,000)

Total gross deferred tax liabilities	4,611,000	4,873,000

Net deferred tax liability	$(141,000)	(185,000)

      The net deferred tax liability is classified in Other accrued expenses and income taxes on the Company’s Consolidated Balance Sheet except for approximately $82,000 and $98,000 as of December 31, 2004 and 2003, respectively, which is classified in Other noncurrent liabilities.
      The valuation allowance for deferred tax assets as of January 1, 2003 was $12,216,000. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was a decrease of $94,000 and an increase of $1,217,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
      A portion of the valuation allowance for the year ending December 31, 2004 relates to a deferred tax asset on the unfunded pension liability amount in shareholders’ equity. This amount totals $5,703,000 and $5,962,000 at December 31, 2004 and 2003, respectively. The change in valuation allowance related to accumulated other comprehensive loss was ($259,000), $658,000 and $3,666,000 in 2004, 2003 and 2002, respectively.
      At December 31, 2004 the Company has a U.S. general business tax credit carryforward of approximately $770,000, a Wisconsin tax credit carryforward of approximately $662,000, a foreign tax credit carryforward of approximately $14,000, and an AMT tax credit carryforward of approximately $310,000. The U.S. business tax credits expire in 2005 through 2019, with $116,000 scheduled to expire in 2005. The Wisconsin tax credits expire in 2005 through 2019, with $28,000 scheduled to expire in 2005. The foreign tax credits expire in 2008 through 2012, and the AMT tax credits may be carried forward indefinitely.
      The Company also has a tax operating loss carryforward applicable to three foreign subsidiaries of approximately $2,030,000 which can be carried forward indefinitely and a U.S. regular tax operating loss carryforward of approximately $15,500,000 which will begin to expire in 2019. The Company also has an AMT tax operating loss carryforward of approximately $16,000,000.
      The unremitted earnings of the Company’s foreign subsidiaries, on which income taxes have not been provided, are considered permanently invested and aggregated approximately $12,000,000 at December 31, 2004.

(10)	Employee Benefit Plans

(A)	Pension Plans
      The Company has non-contributory defined benefit retirement plans covering substantially all employees in the United States and United Kingdom. The U.S. plan covering salaried and management employees and the U.K plan covering substantially all U.K. employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. These plans were frozen on December 31, 2002. Benefits payable under the U.S. plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). A second U.S. plan covering hourly employees and union members in the Company’s Milwaukee factory generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The Company’s policy is to fund pension costs to conform with U.S. and U.K. employee retirement law.
      Unfunded employee retirement plan costs reflect the excess of the unfunded accumulated benefit obligation over the fair value of plan assets. This is reflected as an adjustment to accumulated other comprehensive loss in shareholders’ equity. Plan assets are primarily invested in The Oilgear Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
common stock (236,555 shares at December 31, 2004 and 2003), money market, equity and long-term bond mutual funds. Data relative to 2004 and 2003 for the pension plans is as follows:

	United States Pension Plans		United Kingdom Pension Plan

Change in Projected Benefit Obligation	2004	2003	2004	2003

Projected benefit obligation at beginning of year	$(29,300,000)	(26,000,000)	(18,850,000)	(14,400,000)
Service cost	—	—	(42,000)	(59,000)
Interest cost	(1,800,000)	(1,800,000)	(1,117,000)	(938,000)
Benefits paid	2,000,000	2,000,000	618,000	625,000
Actuarial gain/(loss)	(2,600,000)	(4,600,000)	541,000	(2,532,000)
Transfer from Stock Retirement Plan	—	1,100,000	—	—
Currency adjustment	—	—	(1,400,000)	(1,546,000)

Projected benefit obligation at end of year	$(31,700,000)	(29,300,000)	(20,250,000)	(18,850,000)

Change in Plan Assets	2004	2003	2004	2003

Fair value of plan assets at beginning of year	$17,900,000	15,300,000	12,450,000	9,900,000
Actual return on plan assets	3,300,000	3,000,000	1,218,000	1,711,000
Employer contributions	1,200,000	600,000	414,000	400,000
Benefits paid	(2,000,000)	(2,000,000)	(618,000)	(625,000)
Administrative expenses and currency adjustment difference	(100,000)	(100,000)	911,000	1,064,000
Transfer from Stock Retirement Plan	—	1,100,000	—	—

Fair value of plan assets at end of year	$20,300,000	17,900,000	14,375,000	12,450,000

Projected benefit obligation in excess of plan assets	(11,400,000)	(11,400,000)	(5,875,000)	(6,400,000)
Unrecognized net actuarial	18,100,000	18,300,000	5,322,000	6,164,000

Net amount recognized	$6,700,000	6,900,000	(553,000)	(236,000)

      Amounts recognized in the balance sheets consist of:

	2004	2003

Accrued liability	$(15,374,000)	(15,845,000)
Accumulated other comprehensive loss	21,521,000	22,509,000

Net amount recognized	$6,147,000	6,664,000
      Statement of Financial Accounting Standards No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the end of the year. Accordingly, the Company recorded a non-cash gain of $988,000 in 2004 and non-cash charges of $773,000 and $10,209,000 in 2003 and 2002, respectively, related to the additional minimum liability for certain under funded pension plans, which are reflected in other comprehensive loss in Shareholders’ equity. Pension funding requirements are not affected by the recording of these gains or losses. These charges did not impact net income and will reverse should the fair value of the pension plans’ assets exceed the accumulated benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      The total accumulated benefit obligation for all pension plans at December 31, 2004 was $50,000,000 and at December 31, 2003 was $46,200,000. Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	2004	2003

Projected benefit obligation	$51,950,000	48,150,000
Accumulated benefit obligation	50,000,000	46,200,000
Fair value of plan assets	34,675,000	30,350,000
      The measurement date for all pension plans is December 31. Weighted average actuarial assumptions used to determine pension benefit obligations at December 31 follow:

	United States		United Kingdom
	Pension Plans		Pension Plan

	2004	2003	2004	2003

Discount rate	6.00%	6.50%	5.50%	5.60%
Rate of compensation increase	—	—	3.4%	2.9%
      Components of net periodic pension expense under these plans for the year is comprised of the following:

	2004	2003	2002

Service cost	$40,000	54,000	541,000
Interest cost on projected benefit obligation	2,868,000	2,662,000	2,689,000
Return on plan assets	(2,466,000)	(1,944,000)	(2,378,000)
Net amortization and deferral of net transition liability	1,640,000	1,513,000	1,186,000
Adjustment for curtailment	—	—	(500,000)

Net periodic pension expense	$2,082,000	2,285,000	1,538,000

      Weighted average actuarial assumptions used to determine net periodic pension expense for the year ended December 31 follow:

	United States			United Kingdom
	Pension Plans			Pension Plan

	2004	2003	2002	2004	2003	2002

Discount rate	6.50%	7.00%	7.75%	5.6%	6.00%	6.50%
Expected long-term return on plan assets	8.75%	8.90%	10.00%	7.6%	7.80%	7.50%
Expected rate of return on assets in the Stock Retirement Plan	7.00%	7.00%	7.00%	—	—	—
Rate of compensation increase	—	—	—	3.4%	2.9%	2.5%
      The expected long-term rate of return on pension plan assets reflects long-term historical data, with greater weight given to recent years, and takes into account each plan’s target asset allocation. This rate was lowered to 8.50% on December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      The weighted-average pension plan asset allocations by asset category at December 31, 2004 and 2003 are as follows:

	2004	2003

Equity securities	73%	70%
Debt securities	25%	28%
Other	2%	2%
Total	100%	100%
      The United States plans represent 59%, and the United Kingdom plan represents 41%, respectively, of the Company’s pension assets, and the combined target asset allocation is 65% diversified equity, 30% fixed income investments and 5% alternative investments.
      In 2004, the Company made contributions to pension plans of $1,200,000 in the United States and $414,000 in the United Kingdom. The Company was delinquent in its funding of its United States plans at December 31, 2004 and made a $1,747,000 contribution in February 2005 and is current with its required minimum contributions.
      At December 31, 2004, expected pension benefit payments for each of the next five years and the five years thereafter in aggregate are $2,738,000 in 2005, $2,822,000 in 2006, $2,916,000 in 2007, $3,017,000 in 2008, $3,160,000 in 2009 and $17,809,000 in 2010-2014.
      The Company has a defined contribution plan covering substantially all domestic salaried employees (the Stock Retirement Plan). The Stock Retirement Plan is noncontributory and provides for discretionary Company contributions based on a percentage of defined earnings of eligible employees. No contributions were made to the Stock Retirement Plan in 2004, 2003 and 2002. The Stock Retirement Plan owned 280,561 and 287,607 shares of the Company’s common stock as of December 31, 2004 and 2003, respectively. Certain benefits payable under the Stock Retirement Plan serve to reduce benefits payable under the non-contributory defined benefit retirement plans referred to above.

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
      The amounts charged to expense under the Savings Plan, including the stock discount, were $180,000, $220,000 and $245,000 in 2004, 2003 and 2002, respectively. The Savings Plan owned 447,668 and 445,670 shares of the Company’s common stock as of December 31, 2004 and 2003, respectively.
      The Company also has the Oilgear Milwaukee Shop Savings Plan, under which eligible domestic collective bargaining unit employees may elect, through payroll deduction, to defer from 1% to 50% of their earnings, subject to certain limitations, on a pretax basis. The Company contributes an additional 10% on the first 5% of employee contributions. Contributions are placed in trust for investments in defined funds. The amounts charged to expense were approximately $17,000, $16,000 and $15,000 in 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      The Company has a savings plan called the Group Personal Pension Plan (the Plan) for eligible United Kingdom employees. The minimum contribution requirement for employees joining the Plan is a gross contribution of 4% of base salary. The maximum contribution is set by the Inland Revenue and depends on the participant’s age. The Company pays an amount equal to 4.0% of base salary on March 6 of each year. The Company also pays the cost of the death benefit (two and one half times a participant’s base salary) provided under the plan. The expense for this Plan was $24,000, $20,000 and $22,000 in 2004, 2003 and 2002, respectively.

(C)	Employee Stock Purchase Plan
      The Company has a key employee stock purchase plan under which shares of common stock may be sold to key employees under restricted sales agreements. The shares are sold at the market price at the time of the sale. One-half of the purchase price is payable under a 5% promissory note over a three-year period. The Company forgives the last remaining portion of the purchase price over a three-year period, beginning the year in which the first half is repaid, if employment has continued. In 2002, the Company sold an aggregate of 11,000 shares of its common stock under the plan. The purchase price paid for each share was $7.92, which was the market bid price on the date of purchase. The anticipated compensation element of the shares sold, represented by the potential forgiveness of the last one-half of the purchase price, is charged to operations on the straight-line basis over the life of the related note. The amounts charged to operations were $26,000, $33,000 and $38,000 in 2004, 2003 and 2002, respectively.

(D)	Stock Option Plan
      The Oilgear Company 1992 Stock Option Plan (Option Plan) originally provided for the issuance of both incentive stock options and nonqualified stock options to purchase up to 150,000 shares of common stock. At the May 13, 2003 annual meeting, the Company’s shareholders approved an amendment to the Option Plan that extended the term of the Option Plan until December 11, 2012, increased the aggregate number of shares available for option grants to 200,000, and eliminated the ability to grant replacement options. Eligibility for participation in the Option Plan is determined by the Compensation Committee of the Board of Directors (Committee). The exercise price of the options is determined by the Committee, but must be greater than or equal to the fair market value of the Company’s common stock when the option is granted. All stock options have five-year terms and vest incrementally, becoming fully exercisable after three years from the date of grant. The Committee establishes the period or periods of time within which the option may be exercised within the parameters of the Option Plan document.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      A summary of stock option activity related to the Company’s plan is as follows:

	Number of	Weighted Average
	Shares	Price per Share

Outstanding at December 31, 2002	98,735	$ 6.92
Granted	30,000	$ 2.50
Exercised	—	—
Canceled and available for reissue	(3,253)	$14.41

Outstanding at December 31, 2003	125,482	$ 5.67
Granted	29,000	$ 4.58
Exercised	(3,254)	$ 2.64
Canceled and available for reissue	(21,159)	$ 7.49

Outstanding at December 31, 2004	130,069	$ 5.21
Range of exercise prices of options outstanding at December 31, 2004	48,500	$2.50 — $ 3.75
	29,000	$3.76 — $ 5.62
	35,533	$5.63 — $ 8.45
	17,036	$8.46 — $ 9.94
Options available for grant at December 31, 2004	17,621
      Other information regarding the Company’s stock option plan is as follows:

	2004	2003	2002

Options exercisable at end of year	79,767	77,285	54,710
Weighted-average exercise price of exercisable options	$6.10	7.07	8.22
Weighted-average fair value of options granted during year	1.66	0.85	0.81
      At December 31, 2004, the weighted-average remaining contractual lives of stock options outstanding is approximately 2.4 years.

(E)	Directors’ Stock Plan
      The Oilgear Company Directors’ Stock Plan provides for directors of Oilgear, eligible to receive directors’ fees, to receive Oilgear common stock in lieu of all or part of their directors’ fees. There are 15,000 shares authorized for issuance under the plan of which 2,500 shares were issued in 2004, 2003, and 2002. As of December 31, 2004, all such shares (or options thereon) had been issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
at the time of their retirement. Employees terminating their employment prior to normal retirement age forfeit their rights, if any, to receive health care and life insurance benefits.
      The post-retirement health care and life insurance benefits are 100% funded by the Company on a pay as you go basis. There are no assets in these plans.
      The following table presents the plan’s changes in accumulated post-retirement benefit obligation.

	2004	2003

Accumulated post-retirement benefit in excess of plan assets at beginning of year	$(7,120,000)	(7,450,000)
Service cost	(25,000)	(65,000)
Interest cost	(330,000)	(500,000)
Benefits paid	470,000	635,000
Actuarial gain (loss)	1,125,000	(335,000)
Curtailments and settlements	150,000	595,000

Accumulated post-retirement benefit obligation in excess of plan assets at end of year	$(5,730,000)	(7,120,000)
      The following table presents the plan’s funded status reconciled with amounts recognized in the Company’s consolidated balance sheets at December 31, 2004 and 2003:

	2004	2003

Accumulated post-retirement benefit obligation	$(5,730,000)	(7,120,000)
Plan assets-fair value	—	—

Accumulated post-retirement benefit obligation in excess of plan assets	(5,730,000)	(7,120,000)
Unrecognized prior service cost	(80,000)	(100,000)
Unrecognized net gain	(1,840,000)	(980,000)

Net amount recognized	$(7,650,000)	(8,200,000)
      Net periodic post-retirement benefit cost includes the following components:

	2004	2003	2002

Service cost	$25,000	65,000	60,000
Interest cost	330,000	500,000	477,000
Net amortization and deferral	(305,000)	(175,000)	(350,000)

Net periodic post-retirement benefit cost	$50,000	390,000	187,000
      Assumptions used to determine the post-retirement health care and life insurance benefit obligation at December 31 were as follows:

	2004	2003

Discount rate	6.00%	6.50%
Health care cost trend rate assumed for next year	10.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate is achieved	2010	2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
      Assumptions used to determine post retirement health care and life insurance benefit cost for the year ended December 31 as follows:

	2004	2003	2002

Discount rate	6.50%	7.00%	7.75%
Health care cost trend rate assumed for next year	11.00%	12.00%	12.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year ultimate health care cost trend rate is achieved	2010	2010	2010
      The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2004 by $112,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2004 by $9,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2004 by $110,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2004 by $9,000.
      The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company recognized the effect of the Act in 2004. The accumulated postretirement benefit obligation decreased by $1,753,000, with an offsetting change in unrecognized net actuarial loss. The reduction was attributable to the Federal subsidy and an expected reduction in the number of retirees electing coverage under the Company’s other postretirement benefit plans. The Act also reduced net periodic other postretirement benefit costs by $299,000 in 2004. The reduction in the accumulated postretirement benefit obligation and ongoing net period cost did not require a modification or amendment of the Company’s benefit plans. However, if certain plans were amended, the Act could further reduce both the accumulated postretirement benefit obligation and ongoing net periodic cost.
      At December 31, 2004, expected postretirement benefit payments for each of the next five years and the five years thereafter in aggregate are $704,000 in 2005, $545,000 in 2006, $595,000 in 2007, $609,000 in 2008, $604,000 in 2009, and $5,549,000 in 2010-2014. The expected subsidy receipts related to the Act that are included in the postretirement benefit payments listed above for each of the next five years and the five years thereafter in aggregate are $0 in 2005, $149,000 in 2006, $156,000 in 2007, $160,000 in 2008, $163,000 in 2009, and $1,433,000 in 2010-2014.

(11)	Fair Value of Financial Instruments
      The following methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2004 and 2003:

Short-Term Borrowings and Long-Term Debt:
      The carrying amounts of the Company’s short-term borrowings, its revolving loan agreements and variable rate long-term debt instruments as reported in notes 5 and 6 approximate their fair value. The fair value of the Company’s other long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of other long-term debt as reported in note 6 approximate their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)

Other Financial Instruments:
      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and notes receivable from employees approximate their fair value.

(12)	Commitments and Contingencies
      The Company is a defendant in several product liability actions which management believes are adequately covered by insurance.
      The Company has approximately $2,226,000 and $4,000,000 in open bank guarantees, letters of credit and insurance bonds covering its performance under long-term contracts and down payment guarantees to customers in the European and International segments at December 31, 2004 and 2003, respectively.

(13)	Costs Associated with Exit Activities
      During 2003, the Company recorded charges related to: (i) a downsizing of the corporate staff and (ii) additional costs to move the manufacturing formerly performed in Longview, TX to Milwaukee, WI. The amount recorded includes $235,000 of employee termination benefits for 15 notified employees and $61,000 for moving expenses. Approximately $78,000 and $218,000 of these charges were recorded as cost of sales and selling, general, and administrative expenses, respectively.
      During 2002, the Company recorded charges related to: (i) a downsizing of the corporate staff, (ii) a closing of the Longview, TX facility, (iii) a write-off of non-strategic assets. The amount recorded includes $298,000 of employee termination benefits for 22 notified employees, $85,000 for moving expenses and $456,000 of asset write-offs. Approximately $372,000 and $467,000 of these charges were recorded as cost of sales and selling, general, and administrative expenses, respectively.

	Employee
	Termination
	Benefits	Other Costs	Total

Balance January 1, 2002	$100,000	155,000	255,000
Expense accrued	298,000	541,000	839,000
Non-cash charges	—	(456,000)	(456,000)
Cash expenditures	(187,000)	(240,000)	(427,000)

Balance December 31, 2002	$211,000	—	211,000
Expense accrued	235,000	61,000	296,000
Cash Expenditures	(446,000)	(61,000)	(507,000)

Balance December 31, 2003	$—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)

(14)	Quarterly and other Financial Data (Unaudited)

2004	First	Second	Third	Fourth

Net sales	$21,291,000	23,271,000	25,033,000	24,831,000
Gross profit	5,190,000	5,476,000	5,590,000	5,850,000
Net earnings	10,000	3,000	202,000	208,000
Basic earnings per share of common stock	0.00	0.00	0.10	0.12
Diluted earnings per share of common stock	0.00	0.00	0.10	0.11
Stock price low*	3.77	3.60	3.55	4.50
Stock price high*	9.00	5.35	5.74	9.05

2003	First	Second	Third	Fourth

Net sales	$20,214,000	20,610,000	18,785,000	21,377,000
Gross profit	4,224,000	5,105,000	4,484,000	4,874,000
Net earnings	(969,000)	(176,000)	(583,000)	(65,000)
Basic earnings (loss) per share of common stock	(0.50)	(0.09)	(0.30)	(0.03)
Diluted earnings (loss) per share of common stock	(0.50)	(0.09)	(0.30)	(0.03)
Stock price low*	1.80	2.00	2.10	2.61
Stock price high*	5.20	2.70	3.41	5.03

*	High and low sales prices per share in the Nasdaq Stock Market or the Nasdaq Small Cap Stock Market, as applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE OILGEAR COMPANY AND SUBSIDIARIES — (Continued)
ANNUAL REPORT 2004
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
      KPMG LLP is the independent registered public accounting firm retained to express their opinion as to whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of The Oilgear Company. Their audit procedures include tests of selected transactions, and other audit procedures.
      The Audit Committee of the Board of Directors meets with the independent auditors and the Company’s management to review the scope and findings of the audit, review the Company’s system of internal control, and review other accounting and financial matters. The Company will continue to conduct its business affairs in accordance with the highest ethical standards.
      On March 18, 2005 the Company announced that it would restate previously issued financial statements to write off assets on its balance sheet that were capitalized in error by the Company’s Italian subsidiary, Oilgear Towler Srl, from 1997 through 2002. Also, the economic lives used to depreciate fixed assets used by the Italian subsidiary have been changed to conform with U.S. GAAP, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The required adjustments did not affect net earnings or (loss) for 2003 or 2004. As a result of these adjustments, the Company restated the previously filed financial statements for the years ended December 31, 2000, 2001, 2002 and 2003. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by the Company for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

/s/ David A. Zuege

David A. Zuege
President and Chief Executive Officer

/s/ T.J. Price

T.J. Price
Vice President, Chief Financial
Officer and Secretary

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Oilgear Company:
      We have audited the accompanying consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Oilgear Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet of The Oilgear Company and subsidiaries as of December 31, 2003, and the consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for the year ended December 31, 2002 have been restated.

/s/ KPMG LLP

KPMG LLP
Milwaukee, Wisconsin
April 13, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, because there existed a material weakness in the Company’s controls and procedures in 2004 and prior years as detailed below.
      As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 2 of the notes to consolidated financial statements, on March 18, 2005 the Company announced that it was restating its financial statements covering the years 1999 through 2003. During the Company’s preparation of its year-end financial statements for 2004 the Company discovered accounting errors that were generated in the Company’s Italian subsidiary and were not previously detected in the translation to GAAP accounts or in the consolidation process. The errors did not affect the results of operations reported for 2003 or 2004.
Change in Internal Controls
      There were no changes in internal controls during the period ended December 31, 2004. The Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
      The Company believes that these changes in internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of The Registrant.
      Incorporated by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on May 10, 2005 (“2005 Annual Meeting Proxy Statement”), and “Executive Officers of the Registrant” in Part I hereof.

Item 11.	Executive Compensation.
      Incorporated by reference to “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2005 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the 2005 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
      Not applicable.

Item 14.	Principal Accountant Fees and Services.
      Incorporated by reference to “Audit Committee — Pre-Approval Policy” and “Audit Committee — Audit and Non-Audit Fees” in the 2005 Annual Meeting Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Documents filed:
      1. Financial Statements and Report of Independent Registered Public Accounting Firm included in Part II of this Report.
      Consolidated Statements of Operations and Shareholders’ Equity for each of the three years ended December 31, 2004.
      Consolidated Balance Sheets as of December 31, 2004 and 2003.
      Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004.
      Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2004.
      Notes to Consolidated Financial Statements.
      Report of Independent Registered Public Accounting Firm.
      2. Financial Statement Schedules Included in Part IV of this Report.
      Schedule II — Valuation and Qualifying Accounts for each of the years ended December 31, 2004, 2003 and 2002.
      Report of Independent Registered Public Accounting Firm.

THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

		Charged		Amounts
	Balance at	to Costs		Written	Balance at
	Beginning of	and	Other	off Net of	End of
	Year	Expenses	Adjustments(1)	Recoveries	Year

Allowances for losses from obsolescence which are deducted on the balance sheet from inventories
Year ended December 31, 2004	$3,289,359	130,476	139,529	(65,114)	3,494,250
Year ended December 31, 2003	$3,203,490	393,038	212,016	(519,185)	3,289,359
Year ended December 31, 2002	$2,599,671	605,872	178,120	(180,173)	3,203,490

(1)	Includes adjustments due to foreign currency translation.
THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

		Charged		Amounts
	Balance at	to Costs		Written	Balance at
	Beginning of	and	Other	off Net of	End of
	Year	Expenses	Adjustments(1)	Recoveries	Year

Allowances for losses in collection which is deducted on the balance sheet from accounts receivable
Year ended December 31, 2004	$249,903	160,065	7,719	(77,628)	340,059
Year ended December 31, 2003	$259,107	205,970	4,702	(219,867)	249,903
Year ended December 31, 2002	$211,595	601,820	10,226	(564,934)	259,107

(1)	Includes adjustments due to foreign currency translation.
THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

		Charged		Amounts
	Balance at	to Costs		Written	Balance at
	Beginning of	and	Other	off Net of	End of
	Year	Expenses	Adjustments(1)	Recoveries	Year

Allowances for losses from warranty which are included on the balance sheet in other accrued expenses
Year ended December 31, 2004	$370,981	464,501	13,334	(389,590)	459,226
Year ended December 31, 2003	$349,140	815,993	27,749	(841,901)	370,981
Year ended December 31, 2002	$290,659	490,165	8,481	(440,165)	349,140

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The Oilgear Company:
      Under date of April 13, 2005, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II: Valuation and Qualifying Accounts, included in Part IV of this report. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      The report of independent registered public accounting firm on the consolidated financial statements of The Oilgear Company and subsidiaries referred to above contains and explanatory paragraph that states that the consolidated balance sheet as of December 31, 2003, and the consolidated statements of operations and shareholders’ equity, comprehensive income(loss), and cash flows for the year ended December 31, 2002 have been restated. The restatement did not impact the financial statement schedule.

/s/ KPMG LLP

KPMG LLP
Milwaukee, Wisconsin
April 13, 2005
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

Thomas J. Price,
Vice President — Chief Financial Officer
and Corporate Secretary
April 15, 2005
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

Name	Title

/s/ David A. Zuege David A. Zuege	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Thomas J. Price Thomas J. Price	Vice President — Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Dale C. Boyke Dale C. Boyke	Director

/s/ Thomas L. Misiak Thomas L. Misiak	Director

/s/ Robert D. Drake Robert D. Drake	Director

Name	Title

/s/ Hubert Bursch Hubert Bursch	Director

/s/ Frank L. Schmit Frank L. Schmit	Director

/s/ Michael H. Joyce Michael H. Joyce	Director

/s/ Roger H. Schroeder Roger H. Schroeder	Director

/s/ Michael C. Sipek Michael C. Sipek	Director

*	Each of these signatures is affixed as of April 15, 2005.

THE OILGEAR COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 000-00822)
* * * * *
EXHIBIT INDEX
2004 ANNUAL REPORT ON FORM 10-K

Exhibit
Filed
Number			Filed
Herewith	Description	Incorporated Herein by Reference to:	Herewith

3.1	Restated Articles of Incorporation of The Oilgear Company (as adopted March 18, 1969)	Exhibit 3.1 to Registrant’s 10-K for year ended December 31, 1994 (“1994 10-K”)

3.2	Bylaws of The Oilgear Company (as amended and restated by the Board of Directors, effective January 1, 1992, to reflect the revised Wisconsin Business Corporation Law)	Exhibit 3.2 to Registrant’s 10-K for year ended December 31, 1991 (“1991 10-K”)

*4

4.1	Loan and Security Agreement dated as of January 28, 2005, by and among the Company, LaSalle Business Credit, LLC, and two of the Company’s wholly-owned subsidiaries Oilgear Towler, S.A. and Oilgear Towler GmbH.	Exhibit 10.1 to Registrant’s 8-K dated February 7, 2005

4.2	Foreign Accounts Loan and Security Agreement dated as of January 28, 2005, by and between the Company and LaSalle Business Credit, LLC.	Exhibit 10.2 to Registrant’s 8-K dated February 7, 2005

4.3	Agreement for the Purchase of Debts dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC.	Exhibit 10.3 to Registrant’s 8-K dated February 7, 2005

4.4	Plant & Machinery Loan Agreement dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.4 to Registrant’s 8-K dated February 7, 2005

4.5	Stock Loan Agreement dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.5 to Registrant’s 8-K dated February 7, 2005

4.6	All Assets Debenture dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.6 to Registrant’s 8-K dated February 7, 2005

4.7	Demand Loan Facility Agreement dated as of February 4, 2005 by and between Oilgear Towler Limited and Barclays Bank PLC	Exhibit 10.7 to Registrant’s 8-K dated February 7, 2005

**10.1	The Oilgear Company Key Employee Stock Purchase Plan, as amended and restated September 6, 1990	Exhibit 10.5(a) to Registrant’s 10-K for year ended December 31, 1990 (“1990 10-K”)

Exhibit
Filed
Number			Filed
Herewith	Description	Incorporated Herein by Reference to:	Herewith

**10.2(a)	The Oilgear Company Retirement Benefits Equalization Plan, effective as of March 1, 1991	Exhibit 10.6 to 1990 10-K

(b)	Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 1995	Exhibit 10.3(b) to Registrant’s 10-K for year ended December 31, (“1995 10-K”)

(c)	Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 2001	Exhibit 10.4(c) to Registrant’s 10-K for year ended December 31, 2001

**10.3(a)	Oilgear Variable Compensation Program		X

**10.4(a)	Form of Deferred Compensation Agreement with certain directors (December 8, 1971)	Exhibit 10.9 to Registrant’s 10-K for year ended December 31, 1980

(b)	The Oilgear Company Deferred Directors’ Fee Plan, as amended and restated December 14, 1983	Exhibit 10.9(b) to Registrant’s 10-K for year ended December 31, 1983

(c)	Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 11, 1991	Exhibit 10.5(c) to 1995 10-K

(d)	Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 13, 2001	Exhibit 10.9(d) to 10-K Registrant’s 10-K for year ended December 31, 2001

**10.5	The Oilgear Company 1992 Stock Option Plan	Exhibit A to Registrant’s 1993 Annual Meeting Proxy Statement dated March 26, 1993

**10.6(a)	The Oilgear Company Directors’ Stock Plan	Exhibit 10.7 to Registrant’s 10-K for year ended December 31, 1993

(b)	The Oilgear Company Amended and Restated Directors’ Stock Plan	Exhibit 10.7(b) to 1994 10-K

**10.9	Change of Control Agreement by and between The Oilgear Company and David A. Zuege, dated as of December 8, 2003	Exhibit 10.9 to Registrant’s 10-K for year ended December 31, 2003 (“2003 10-K”)

**10.10	Change of Control Agreement by and between The Oilgear Company and Thomas J. Price, dated as of December 8, 2003	Exhibit 10.10 to 2003 10-K

21	Subsidiaries of The Oilgear Company		X

23	Consent of KPMG LLP		X

24	Power of Attorney Signatures Page included in this Report

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X

Exhibit
Filed
Number			Filed
Herewith	Description	Incorporated Herein by Reference to:	Herewith

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (CEO)		X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (CFO)		X

*	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

**	Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.