Form 10-Q
period 2005-03-31
OILGEAR CO
filed 2005-05-16
CIK 74058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES ☐       NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2005
Common Stock, $1.00 Par Value	1,991,766

Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
SIGNATURES
THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
Certification
Certification
Certification
Certification

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$3,393,987	4,109,409
Trade accounts receivable, less allowance for doubtful receivables of $336,000 and $340,000 in 2005 and 2004, respectively	17,049,540	17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	4,727,073	3,532,711
Inventories	26,216,576	25,529,064
Prepaid expenses	1,281,865	1,033,301
Other current assets	1,554,862	1,294,555

Total current assets	54,223,903	52,528,590

Property, plant and equipment, at cost:
Land	1,499,492	1,535,231
Buildings	12,717,259	12,842,337
Machinery and equipment	51,614,984	51,880,198
Drawings, patterns and patents	6,184,884	6,131,266

	72,016,618	72,389,032
Less accumulated depreciation and amortization	54,604,895	54,226,261

Net property, plant and equipment	17,411,723	18,162,771
Other assets	3,143,385	2,123,868

	$74,779,012	72,815,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$8,234,762	2,610,291
Current installments of long term debt	10,379,474	18,724,046
Accounts payable	9,746,032	10,830,336
Billings in excess of costs and estimated earnings on uncompleted contracts	305,016	581,927
Customer deposits	1,473,786	1,706,846
Accrued compensation and employee benefits	2,363,017	3,413,427
Other accrued expenses and income taxes	3,050,027	2,805,084

Total current liabilities	35,552,115	40,671,957

Long term debt, less current installments	8,682,319	1,302,124
Unfunded employee retirement plan costs	15,316,743	15,373,973
Unfunded post retirement health care costs	7,575,000	7,650,000
Other noncurrent liabilities	733,349	693,861

Total liabilities	67,941,525	65,691,915

Minority interest in consolidated subsidiaries	1,035,002	1,036,976
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 1,991,766 shares in 2005 and issued 1,990,783 shares in 2004	1,991,766	1,990,783
Capital in excess of par value	9,496,923	9,497,906
Retained earnings	14,693,547	14,509,592

	26,182,236	25,998,281

Deduct:
Treasury stock, 27,111 shares in 2004	—	(240,627)
Notes receivable from employees for purchase of Company common stock	(39,085)	(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	733,510	1,418,850
Minimum pension liability adjustment	(20,992,175)	(21,041,362)

	(20,992,175)	(19,622,512)

Total shareholders’ equity	5,884,486	6,086,338

	$74,779,012	72,815,229

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Net sales	$26,042,487	21,291,300
Cost of sales	19,235,122	16,101,467

Gross profit	6,807,365	5,189,833
Selling, general and administrative expenses	5,667,750	4,670,284

Operating income	1,139,615	519,549
Interest expense	610,014	330,431
Other non operating income (loss), net	41,447	(45,640)

Earnings before income taxes and minority interest	571,048	143,478
Income tax expense	128,969	112,888
Minority interest in net earnings	17,500	20,988

Net earnings	$424,579	9,602

Basic weighted average outstanding shares	1,982,582	1,982,016

Diluted weighted average outstanding shares	2,018,501	1,957,898

Basic earnings per share of common stock	$0.21	0.00

Diluted earnings per share of common stock	$0.21	0.00

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Cash flows from operating activities:
Net earnings	$424,579	9,602
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	794,252	758,219
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	3,918	6,414
Minority interest in consolidated subsidiaries	17,500	20,988
Change in assets and liabilities:
Trade accounts receivable	(329,499)	(359,370)
Inventories	(947,738)	(503,135)
Billings, costs and estimated earnings on uncompleted contracts	(1,586,380)	(1,828,575)
Prepaid expenses	(275,848)	(286,426)
Accounts payable	(933,195)	1,104,345
Customer deposits	(198,944)	723,121
Accrued compensation	(933,881)	565,871
Other, net	(1,070,333)	(379,669)

Net cash used by operating activities	$(5,035,567)	(168,615)

Cash flows from investing activities:
Additions to property, plant and equipment	(221,850)	(274,997)

Net cash used by investing activities	$(221,850)	(274,997)

Cash flows from financing activities:
Net borrowings under line of credit agreements	5,700,013	(100,225)
Repayment of long term debt	(10,404,958)	(589,297)
Proceeds from issuance of long term debt	9,450,000	—
Payments received on notes receivable from employees	5,802	11,901

Net cash provided (used) by financing activities	$4,750,857	(677,621)

Effect of exchange rate changes on cash and cash equivalents	(208,864)	(161,201)

Net decrease in cash and cash equivalents	(715,423)	(1,282,434)
Cash and cash equivalents:
At beginning of period	4,109,409	6,235,975

At end of period	3,393,987	4,953,541

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	464,090	323,087
Income taxes	148,844	8,965

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Net income	$424,579	9,602
Other comprehensive income:
Foreign currency translation adjustment	(685,340)	(16,505)
Minimum pension liability adjustment	49,187	(136,755)

Total comprehensive loss	$(211,574)	(143,658)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2004 Annual Report on Form 10-K, a copy of which is available upon request, and these notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2004 Form 10-K.

On March 18, 2005, the Company announced that it would restate previously issued financial statements to write off certain assets on its balance sheet that were capitalized in error by the Company’s Italian subsidiary, Oilgear Towler Srl, from 1997 through 2002. Also, the economic lives used to calculate depreciation on fixed assets used by the Italian subsidiary have been changed to more appropriately reflect the expected useful lives of the assets. The required adjustments did not affect net earnings or (loss) for 2003 or 2004. See note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

2.  Business Description and Operations

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

Segment Information

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

SALES TO UNAFFILIATED CUSTOMERS
Domestic	$13,916,846	10,789,606
European	8,694,324	7,627,764
International	3,431,317	2,873,930

	$26,042,487	21,291,300

INTERSEGMENT SALES
Domestic	$1,970,192	1,627,916
European	674,345	200,371
OPERATING INCOME
Domestic	$1,269,067	391,551
European	231,998	360,984
International	255,277	322,516
Corporate expenses, including R&D	(616,727)	(555,502)

Total	$1,139,615	519,549

3.  Identifiable Assets

Identifiable assets at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004

Domestic	$35,631,362	33,551,000
European	29,920,723	29,998,000
International	7,546,724	7,555,000
Corporate	1,680,203	1,711,000

Total	74,779,012	72,815,000

4.  Debt

The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company’s subsidiaries in India and an asset based bank revolving line of credit in the United States and England.

      A new bank arrangement was entered into on February 7, 2005. The Company entered into a Loan and Security Agreement (the “Loan Agreement”) dated as of January 28, 2005 by and among the Company, LaSalle Business Credit, LLC (“LaSalle”), and two of the Company’s wholly-owned subsidiaries, Oilgear Towler, S.A. (“Oilgear Spain”) and Oilgear Towler GmbH (“Oilgear Germany”). On the same date, the Company and LaSalle also entered into a Foreign Accounts Loan and Security Agreement dated as of January 28, 2005 (the “EXIM Loan Agreement”).

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

      Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain assets. Although the Barclays facility is repayable on demand of the bank at any time, it currently is scheduled for review and renewal on August 15, 2005. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the renewal date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell this facility for 4,050,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location.

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

5.  Inventories

Inventories at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Raw materials	$3,004,165	2,842,553
Work in process	19,503,814	20,175,049
Finished goods	4,849,597	3,627,462

	27,357,576	26,645,064

LIFO reserve	(1,141,000)	(1,116,000)

Total	$26,216,576	25,529,064

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,917,000 and $15,327,000 at March 31, 2005 and December 31, 2004, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Net income for basic and diluted earnings	$424,579	9,602
Weighted average common shares outstanding	1,982,582	1,957,898
Dilutive stock options	35,919	24,118
Dilutive average common shares outstanding	2,018,501	1,982,016
Basic income per common share	$0.21	0.00
Diluted income per common share	$0.21	0.00

Options to purchase 58,467 shares of common stock with a weighted average exercise price of $4.37 per share were outstanding at March 31, 2005. Options to purchase 121,493 shares of common stock with a weighted average exercise price of $5.50 per share were outstanding at March 31, 2004.

Options to purchase 2,995 and 67,993 shares of common stock were not included in the computations of diluted earnings per share for the three month periods ended March 31, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.

Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Net earnings as reported	$424,579	9,602
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	6,635	5,278

Pro forma earnings	$417,944	4,324
Basic earnings per common share:
As reported	0.21	0.00
Pro forma earnings	0.21	0.00
Diluted earnings per common share:
As reported	0.21	0.00
Pro forma earnings	0.21	0.00

The fair value of the Company’s stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions: 2005- expected volatility of 45% and expected dividend yield of 0%; 2004- expected volatility of 43% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of the Company’s options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

7. EMPLOYEE BENEFIT PLANS

(A) PENSION PLANS

The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The union member plan was merged into the salaried and management plan on January 1, 2005. The Company’s policy is to fund pension costs to conform to the requirements of the Employee Retirement Income Security Act of 1974. The Company was delinquent in its funding of estimated contributions for its United States plans at December 31, 2004 and made contributions in February 2005 totaling $1,747,000, as a result of which it is current in its required minimum contributions at March 31, 2005. The minimum required total contributions to be made in 2005 for the defined benefit retirement plan in the United States is approximately $2,181,000. Net pension expense under these plans for the three months ended March 31 is comprised of the following:

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Service cost	$0	0
Interest cost on projected benefit obligation	460,000	460,000
Return on plan assets	(461,000)	(406,000)
Net amortization and deferral of net transition liability	321,000	302,000

Net pension expense	$320,000	356,000

The Company has a pension plan (“UK Plan”) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002 but continues to accrue service costs due to statutory requirements. The minimum required contributions for 2005 are approximately $388,000, of which approximately $97,000 was paid in the first three months of 2005.

Net pension expense under this plan for the three months ended March 31 is comprised of the following:

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Service cost	$15,000	15,000
Interest cost on projected benefit obligation	266,000	266,000
Return on plan assets	(216,000)	(216,000)
Net amortization and deferral of net transition liability	110,000	110,000

Net pension expense	$175,000	175,000

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

The post-retirement health care and life insurance benefits are funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three months ended March 31 includes the following components:

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Service cost	$7,000	13,000
Interest cost	81,000	112,000
Net amortization and deferral	(54,000)	(33,000)

Net periodic post retirement benefit cost	$34,000	92,000

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit and an asset based bank revolving line of credit in the United States and England. A new bank arrangement was entered into on February 7, 2005. The Company entered into a Loan and Security Agreement (the “Loan Agreement”) dated as of January 28, 2005 by and among the Company, LaSalle Business Credit, LLC (“LaSalle”), and two of the Company’s wholly-owned subsidiaries, Oilgear Towler, S.A. (“Oilgear Spain”) and Oilgear Towler GmbH (“Oilgear Germany”). On the same date, the Company and LaSalle also entered into a Foreign Accounts Loan and Security Agreement dated as of January 28, 2005 (the “EXIM Loan Agreement”).

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

     Principal on Term Loan A amortizes in 60 equal monthly installments of $34,167; principal on Term Loan B amortizes in 120 equal monthly installments of $39,167; principal on Term Loan C amortizes in 120 equal monthly installments of $7,000; and principal on Term Loan D amortizes in 120 equal monthly installments of $15,500. Mandatory prepayments of the term loans are required upon the sales of certain assets and from excess cash flow, if available.

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

     Also on February 7, 2005, the Company’s subsidiary in the United Kingdom, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000. These loans are apportioned among: (i) a Pounds Sterling 2,000,000 invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 stock (inventory) loan pursuant to a Stock Loan Agreement. The Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years.

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

     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain assets. Although the Barclays facility is repayable on demand of the bank at any time, it currently is scheduled for review and renewal on August 15, 2005. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the renewal date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. As indicated in our 2004 Form 10-K, we have contracted to sell this facility for 4,050 Pounds Sterling, conditioned upon Oilgear UK moving to a new location.

     Based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company will be required to classify its revolving loan facility as short-term debt for the term of the new Loan Agreement, even though the revolving loan facility does not mature until March 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt, notwithstanding the fact that it does not mature until March 2008.

     On February 7, 2005, the Company used a portion of the proceeds from the loan agreements described above to repay and terminate the Seventh Amended and Restated Credit Agreement dated as of March 22, 2004 (the “M&I Credit Agreement”) by and between the Company and M&I Marshall & Ilsley Bank (“M&I Bank”). Also on February 7, 2005 the Company gave notice pursuant to that certain Lease Agreement dated as of October 1, 1997 (the “Lease”) between the County of Dodge, Nebraska as lessor (the “Issuer”) and the Company as lessee, for a part of its facility in Fremont, Nebraska, that the Company would prepay all rental payments due under the Lease in whole in the principal amount of $1,200,000 plus accrued interest on March 21, 2005 (the “Redemption Date”). Concurrent with such prepayment, the Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”) redeemed all County of Dodge, Nebraska Variable Rate Demand Industrial Development Revenue Bonds, Series 1997 (The Oilgear Company Project) (the “Bonds”), in whole at a redemption price of $1,200,000 plus accrued interest to the Redemption Date and without premium. The Bonds were secured by, and were paid by a draw on an irrevocable direct-pay letter of credit issued by M&I Bank. The Company’s obligation to reimburse M&I Bank for such draw was secured by funds deposited by the Company with M&I Bank as cash collateral. Upon payment of the Bonds in full, the Issuer terminated and released its interest in the Lease and sold the equipment purchased with the proceeds of the Bonds to the Company for a nominal purchase price. Each of these transactions was in connection with and as a result of the Company’s entry into the new credit agreements described above. The termination did not result in any early termination penalty.

     For the three months ended March 31, 2005, approximately $5,036,000 of cash was used by operations compared to approximately $169,000 of cash used by operations during the same period in 2004. The largest use of cash was for contracts on percentage of completion where we have not billed our customer. The largest of these contracts is supplying a hydraulic and electronic system for a forging machine in France that will be completely shipped in 2005 but the forging machine may not be commissioned until 2006. All the remaining payments, approximately $4,300,000, from our customer are expected in 2005 and 2006. The increase in the backlog of orders in process has increased inventory, which used cash. Due to the new credit facility were able to make significant payments to vendors and pension contributions current, which used approximately $933,000 each. The transaction costs of the new banking arrangement used approximately $1,500,000. Inventory turns were 3.05 at March 31, 2005 compared to 2.88 at March 31, 2004.

Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $222,000 in the first three months of 2005 compared to approximately $275,000 in the first three months of 2004. Property, plant and equipment additions are expected to total less than $1,200,000 for 2005.

WORKING CAPITAL

	March 31, 2005	December 31, 2004

Current assets	$54,223,903	52,528,590
Current liabilities	35,634,115	40,671,957
Working capital	18,589,788	11,856,633
Current ratio	1.52	1.29

Working capital increased by approximately $6,733,000 at March 31, 2005 compared to December 31, 2004. The new finance arrangement is the primary cause for the improvement.

CAPITALIZATION

	March 31, 2005	December 31, 2004

Interest bearing debt	$27,297,000	22,636,000
Shareholders’ equity	5,884,000	6,086,000
Debt and equity	33,181,000	28,722,000
Ratio	82.2%	78.8%

The capitalization of the Company increased during the first three months of 2005, primarily as a result of increased borrowing from the new bank agreement.

The Company is currently in compliance with all bank covenants under its United States and foreign credit facilities. The covenants for the Company’s credit facility were set taking into account both the Company’s expected levels of capital expenditures and earnings for 2005 and the bank’s requirements for debt service, interest coverage and minimum consolidated tangible net worth, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations.

RESULTS OF OPERATIONS

Shipments and Orders

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Net orders	$29,786,000	26,246,000
Percentage increase	13.5%
Net sales (shipments)	26,042,000	21,291,000
Percentage increase	22.3%

Orders increased by approximately $3,540,000, or 13.5%, in the first quarter of 2005 when compared to the same quarter in 2004. Net sales increased in the first quarter of 2005 by approximately $4,751,000, or 22.3% in the first quarter of 2005 when compared to the same quarter in 2004.

Backlog

	March 31, 2005	December 31, 2004

Backlog	$37,778,000	34,034,000
Percentage increase	11.0%

Increased orders caused the backlog of orders at March 31, 2005 to increase by approximately 11.0% to approximately $37,778,000 from approximately $34,034,000 at December 31, 2004.

Gross Profit

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Gross profit	$6,807,000	5,190,000
Gross profit margin	26.1%	24.4%
Percentage increase	7.0%

Gross profit as a percent of sales improved from 24.4% to 26.1% in the first quarter of 2005, as higher volumes generated a better utilization of fixed costs and we benefited from our ongoing efforts to improve margins.

Our gross profit margin increased in the first quarter of 2005 to approximately 26.1% compared to approximately 24.4% in the same quarter of 2004. Improved margins were due to price increases that we charged our customers, higher volumes generating a better absorption of fixed costs and the benefits from our ongoing efforts to improve margins.

Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Selling, general and administrative expenses	$5,668,000	4,670,000
Less: research and development	483,000	424,000

Total selling, general and administrative less research and development	$5,185,000	4,246,000

Percentage increase	22.1%
Percentage of net sales	19.9%	19.9%

Selling, general and administrative expenses in the first quarter of 2005 increased by 22.1%, when compared to the same quarter in 2004. The increase was caused primarily by the following; effect of currency translation (approximately $180,000), extra legal and accounting fees relating to the restatement of prior year results which was described in the 2004 10-K (approximately $160,000), one time benefit from sale of shares of insurance policy in first quarter 2004 (approximately $300,000) and increases in healthcare, consulting and employee incentive expenses.

Interest Expense

Interest expense increased by approximately $280,000 in the first quarter of 2005 compared to the same period in 2004. Higher interest rates, increased debt and amortization of transaction costs associated with the new financing agreements caused the increase.

Non-operating Income (Loss)

Non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Interest income	$9,057	12,524
Exchange gain (loss)	38,912	(61,553)
Miscellaneous, net	(6,522)	3,369

Non operating income (loss)	$41,447	(45,640)

The primary reason for the increase in non-operating income in the first quarter of 2005 compared to the same quarter in 2004 was the gain from foreign exchange transactions.

Income tax effective rates were 22.6% and 78.7% in the first quarters of 2005 and 2004, respectively. For the first quarter of 2005 and 2004, income tax expense on earnings before income taxes and minority interest was $128,969 and $112,888 respectively. The 2004 rate resulted from losses in the Domestic segment that were not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that generated income. In 2005, the tax rate benefited from prior year losses.

The primary reason for the change from a break even first quarter in 2004 to an approximately $.21 net income per diluted share in the first quarter of 2005 was the increase in shipments and gross profit described above.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts. A more complete description of our accounting policies is presented in note 1 to the Consolidated Financial Statements included in our 2004 Form 10-K.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In March 2005, the Securities and Exchange Commission (the “SEC”) announced that it had extended the compliance dates for non-accelerated filers and foreign private issuers to include in their annual reports a report by management on a company’s internal control over financial reporting and an accompanying auditor’s report (the “SEC Release”). The internal control reports are required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company is a non-accelerated filer as defined under relevant SEC regulations. As a result of the SEC release, the Company will not be required to include internal control reports in its annual report until its 2006 annual report, which will be filed by the Company in 2007.

     In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005. SFAS provides for methods of applying this statement to existing awards during the transitional period. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted.

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

INTEREST RATE RISK

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $27,000,000 of floating rate debt outstanding at March 31, 2005. A 100 basis point movement in interest rates on floating rate debt outstanding at March 31, 2005 would result in a change in earnings or loss before income taxes of approximately $270,000 per year.

FOREIGN EXCHANGE RATE RISK

If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first quarter of 2005, the approximately $425,000 net earnings would have been approximately $300,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At March 31, 2005, the Company had no forward exchange contracts outstanding.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

As more fully described in the Company’s 2004 Form 10-K and in note 1 of the notes to consolidated financial statements, on March 18, 2005 the Company announced that it was restating its financial statements covering the years 1999 through 2003. During the Company’s preparation of its year-end financial statements for 2004 the Company discovered accounting errors that were generated in the Company’s Italian subsidiary and were not previously detected in the translation to GAAP accounts or in the consolidation process. The errors did not affect the results of operations reported for 2003 or 2004. As a result,, management concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this report pending implementation of the changes to its internal controls described below.

CHANGE IN INTERNAL CONTROLS

      During the period ended March 31, 2005, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that the subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.

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

Date: May 16, 2005

THE OILGEAR COMPANY

COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005

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