Form 10-Q
period 2005-06-30
OILGEAR CO
filed 2005-08-22
CIK 74058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2005

Common Stock, $1.00 Par Value	1,994,173

EXPLANATORY NOTE
Our independent registered public accounting firm has informed us that it was unable to complete their review of our interim financial statements for the quarterly period ended June 30, 2005 prior to the filing of this Form 10-Q. As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter and six month period ended June 30, 2005 have not been reviewed by our independent registered public accounting firm as required pursuant to Rule 10.01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete. As soon as our independent registered public accounting firm completes its review of our second quarter 2005 financial statements, we will file an amended Form 10-Q/A.
For a more complete description of the issues under ongoing review, see note 1 to the unaudited consolidated financial statements.

Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
SIGNATURES
THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
Certification
Certification
Certification
Certification
Certification
Certification
Certification
Certification

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,862,146	4,109,409
Trade accounts receivable, less allowance for doubtful receivables of $324,000 and $340,000 in 2005 and 2004, respectively	18,939,562	17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	2,334,935	3,532,711
Inventories	25,362,127	25,529,064
Prepaid expenses	1,112,757	1,033,301
Other current assets	1,461,693	1,294,555

Total current assets	54,073,220	52,528,590

Property, plant and equipment, at cost:
Land	1,436,435	1,535,231
Buildings	12,472,800	12,842,337
Machinery and equipment	51,071,657	51,880,198
Drawings, patterns and patents	6,309,930	6,131,266

	71,290,822	72,389,032
Less accumulated depreciation and amortization	54,650,612	54,226,261

Net property, plant and equipment	16,640,210	18,162,771
Other assets	2,888,998	2,123,868

	$73,602,428	72,815,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$15,341,440	2,610,291
Current installments of long term debt	1,229,858	18,724,046
Accounts payable	9,390,129	10,830,336
Billings in excess of costs and estimated earnings on uncompleted contracts	414,662	581,927
Customer deposits	2,852,613	1,706,846
Accrued compensation and employee benefits	2,458,629	3,413,427
Other accrued expenses and income taxes	2,993,112	2,805,084

Total current liabilities	34,680,443	40,671,957

Long term debt, less current installments	8,364,292	1,302,124
Unfunded employee retirement plan costs	15,113,876	15,373,973
Unfunded post retirement health care costs	7,500,000	7,650,000
Other noncurrent liabilities	715,777	693,861

Total liabilities	66,374,388	65,691,915

Minority interest in consolidated subsidiaries	1,035,002	1,036,976
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 1,993,271 shares in 2005 and issued 1,990,783 shares in 2004	1,993,271	1,990,783
Capital in excess of par value	9,495,418	9,497,906
Retained earnings	15,314,601	14,509,592

	26,803,290	25,998,281
Deduct:
Treasury stock, 27,111 shares in 2004	—	(240,627)
Notes receivable from employees for purchase of Company common stock	(32,204)	(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	239,766	1,418,850
Minimum pension liability adjustment	(20,817,814)	(21,041,362)

	(20,610,252)	(19,622,512)

Total shareholders’ equity	6,193,038	6,086,338

	$73,602,428	72,815,229

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Net sales	$25,511,871	23,271,375	51,554,358	44,562,675
Cost of sales	18,460,283	17,794,848	37,695,405	33,896,315

Gross profit	7,051,588	5,476,527	13,858,953	10,666,360
Selling, general and administrative expenses	5,586,831	5,000,342	11,254,581	9,670,627

Operating income	1,464,757	476,185	2,604,372	995,733
Interest expense	602,866	326,614	1,212,880	657,045
Other non-operating income (loss), net	41,383	36,960	82,830	(8,680)

Earnings before income taxes and minority interest	903,274	186,531	1,474,322	330,008
Income tax expense	213,746	149,116	342,715	262,003
Minority interest in net earnings	68,473	34,160	85,973	55,148

Net earnings	$621,055	3,255	1,045,634	12,857

Basic weighted average outstanding shares	1,991,946	1,959,777	1,987,290	1,958,838

Diluted weighted average outstanding shares	2,021,601	1,978,677	2,018,102	1,980,456

Basic earnings per share of common stock	$0.31	0.00	0.53	0.01

Diluted earnings per share of common stock	$0.31	0.00	0.52	0.01

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR SIX MONTHS ENDED
	JUNE 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$1,045,634	12,857
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	1,663,487	1,533,953
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	7,836	12,831
Minority interest in consolidated subsidiaries	85,973	55,148
Change in assets and liabilities:
Trade accounts receivable	(2,828,442)	(397,973)
Inventories	(659,675)	(217,335)
Billings, costs and estimated earnings on uncompleted contracts	846,935	(64,223)
Prepaid expenses	(140,078)	(196,702)
Accounts payable	(1,072,912)	634,809
Customer deposits	1,273,848	20,034
Accrued compensation	(805,931)	1,464,285
Other, net	52,327	(1,300,500)

Net cash provided (used) by operating activities	$(530,999)	1,557,185

Cash flows from investing activities:
Additions to property, plant and equipment	(597,311)	(431,671)

Net cash used by investing activities	$(597,311)	(431,671)

Cash flows from financing activities:
Net borrowings under line of credit agreements	1,446,691	167
Repayment of long term debt	(8,197,758)	(926,504)
Proceeds from issuance of long term debt	9,450,000	260,815
Payment of financing fees	(809,000)	(208,000)
Payments received on notes receivable from employees	8,766	14,922

Net cash provided (used) by financing activities	$1,898,699	(858,601)
Effect of exchange rate changes on cash and cash equivalents	(17,652)	(373,679)

Net increase (decrease) in cash and cash equivalents	$752,737	(106,765)

Cash and cash equivalents:
At beginning of period	4,109,409	6,235,975

At end of period	$4,862,146	6,129,209

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$927,234	673,598
Income taxes	223,780	74,963

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Net income	$621,055	3,255	1,045,634	12,857
Other comprehensive income (loss):
Foreign currency translation adjustment	(493,744)	(450,608)	(1,179,084)	(467,113)
Minimum pension liability adjustment	174,361	57,494	223,548	(79,261)

Total comprehensive income (loss)	$301,672	(389,859)	90,098	(533,517)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Except as described in the next paragraph, such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2004 Annual Report on Form 10-K, a copy of which is available upon request, and these notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2004 Form 10-K.
As previously described in a Form 12b-25 filed by the Company on August 15, 2005, the Company is currently reviewing the accounting treatment of shares of stock (the “Shares”) it received from a 2001 demutualization of an insurance company in which it was a member. Specifically, the Company is trying to determine whether the approximately $312,000 of income the Company recognized in the first quarter of 2004 from the decision to sell the Shares (which sale occurred early in the second quarter of 2004) should instead be allocated to 2001 and subsequent periods prior to or at the time of the sale. If an adjustment is made, the most significant revisions would reduce the Company’s 2001 net loss by approximately $188,000, reduce the Company’s net earnings for the first quarter of 2004 by approximately $312,000 (thus changing reported net earnings of approximately $10,000 into a net loss of approximately $302,000), and increase the Company’s net earnings for the second quarter of 2004 by approximately $118,000. For the six months ended June 30, 2004, the effect of these changes would be to reduce net earnings by approximately $194,000 (thus changing reported net earnings of approximately $13,000 into a net loss of approximately $181,000). The Company is working with its independent registered public accounting firm to determine whether any adjustments to the historical treatment of this transaction are required, which will depend primarily upon whether any such adjustments would be material to the Company’s financial statements for the relevant periods. The adjustments that are being considered would have no impact on the Company’s 2005 operating results or financial position.
2. BUSINESS DESCRIPTION AND OPERATIONS
The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada, European includes Europe and International includes Asia, Latin America, Australia and Africa.
The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components. Products include piston pumps, motors, valves, controls, manifolds, electrohydraulic components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, aerospace, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The products are sold as individual components or integrated into high performance applications. Standard components, such as our hydraulic pumps, are sold direct to users through our distribution network. These items can be inventoried as finished goods, have short delivery times and do not have progress billings. We recognize revenue on these products as they are shipped to our customers. The contracts for high performance applications typically require custom engineered solutions that meet customer specified requirements. These construction type contracts take months and sometimes years to engineer, manufacture, assemble and install at our customer’s specified location. These contracts require progress payments. The revenue for these contracts is recognized on a percentage-of-completion method of accounting which compares actual costs incurred on a contract to the estimated total contract cost developed at contract proposal and reviewed and updated monthly by our engineers and financial staff until the contract is closed.
Segment Information

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

SALES TO UNAFFILIATED CUSTOMERS
Domestic	$14,662,379	11,688,452	28,579,225	22,478,058
European	7,060,489	8,327,410	15,754,813	15,955,174
International	3,789,003	3,255,513	7,220,320	6,129,443

	$25,511,871	23,271,375	51,554,358	44,562,675

INTERSEGMENT SALES
Domestic	$2,381,483	1,710,809	4,351,675	3,338,725
European	414,157	418,339	1,088,502	618,710
OPERATING INCOME
Domestic	$1,997,452	314,073	3,266,519	705,624
European	(154,036)	535,106	77,962	896,090
International	312,204	211,408	567,481	533,924
Corporate expenses, including R&D	(690,863)	(584,402)	(1,307,590)	(1,139,905)

Total	$1,464,757	476,185	2,604,372	995,733

Identifiable assets at June 30, 2005 and December 31, 2004 consisted of the following:

	JUNE 30,	DECEMBER 31,
Identifiable Assets	2005	2004

Domestic	$34,254,000	33,551,000
European	28,922,000	29,998,000
International	8,767,000	7,555,000
Corporate	1,660,000	1,711,000

Total	73,603,000	72,815,000

3. DEBT
The Company’s sources of capital historically have been cash generated from operations and bank borrowings. The fluctuations in working capital requirements are covered by bank lines of credit at the Company’s joint venture and subsidiary in India and an asset based bank revolving line of credit in the United States and England.
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
Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain assets. Although the Barclays facility is repayable on demand of the bank at any time, it is scheduled for review and renewal on August 15, 2005. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the renewal date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell this facility for 4,050,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location.
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

4. INVENTORIES
Inventories at June 30, 2005 and December 31, 2004 consisted of the following:

	JUNE 30, 2005	DECEMBER 31, 2004

Raw materials	$3,360,262	2,842,553
Work in process	19,196,150	20,175,049
Finished goods	3,921,715	3,627,462

	26,478,127	26,645,064

LIFO reserve	(1,116,000)	(1,116,000)

Total	$25,362,127	25,529,064

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,035,000 and $15,327,000 at June 30, 2005 and December 31, 2004, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Net income for basic and diluted earnings	$621,055	3,255	1,045,634	12,857
Weighted average common shares outstanding	1,991,946	1,959,777	1,987,290	1,958,838
Dilutive stock options	29,655	19,840	30,902	20,678
Dilutive average common shares outstanding	2,021,601	1,978,677	2,018,102	1,980,456
Basic income per common share	$0.31	0.00	0.53	0.01
Diluted income per common share	$0.31	0.00	0.52	0.01

Options to purchase 54,983 shares of common stock with a weighted average exercise price of $4.07 per share were outstanding at June 30, 2005. Options to purchase 118,493 shares of common stock with a weighted average exercise price of $5.57 per share were outstanding at June 30, 2004.
Options to purchase 1,095 and 67,960 shares of common stock were not included in the computations of diluted earnings per share for the three month periods ended June 30, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.
Options to purchase 1,095 and 64,993 shares of common stock were not included in the computations of diluted earnings per share for the six month periods ended June 30, 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended
Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Net earnings as reported	$621,055	3,255	1,045,634	12,857
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917	6,415	7,834	12,830
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	10,552	11,693	21,105	23,386

Pro forma earnings (loss)	$614,420	(2,023)	1,032,363	2,301
Basic earnings per common share:
As reported	0.31	0.00	0.53	0.01
Pro forma earnings	0.31	0.00	0.52	0.00
Diluted earnings per common share:
As reported	0.31	0.00	0.52	0.01
Pro forma earnings	0.30	0.00	0.51	0.00

The fair value of the Company’s stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions: 2005- expected volatility of 49% and expected dividend yield of 0%; 2004- expected volatility of 44% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of the Company’s options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.
6. EMPLOYEE BENEFIT PLANS
(A) PENSION PLANS
The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering union members in Milwaukee, WI generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The union member plan was merged into the salaried and management plan on January 1, 2005. The Company’s policy is to fund pension costs to conform to the requirements of the Employee Retirement Income Security Act of 1974. The Company was delinquent in its funding of estimated contributions for its United States plans at December 31, 2004 and made contributions of $1,714,267 in February 2005, $594,937 in April 2005 and $594,937 in July 2005, as a result of which it is current in its required minimum contributions as of the filing date of this 10-Q. The minimum required total contributions to be made in 2005 for the defined benefit retirement plan in the United States is approximately $2,181,000. Net pension expense under these plans for the three month and six month periods ended June 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Service cost	$—	—	—	—
Interest cost on projected benefit obligation	460,000	460,000	920,000	920,000
Return on plan assets	(461,000)	(406,000)	(922,000)	(812,000)
Net amortization and deferral of net transition liability	321,000	302,000	642,000	604,000

Net pension expense	$320,000	356,000	640,000	712,000

The Company has a pension plan (“UK Plan”) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002 but continues to accrue service costs due to statutory requirements. The minimum required contributions for 2005 are approximately $388,000, of which approximately $194,000 was paid in the first six months of 2005.
Net pension expense under this plan for the three month and six month periods ended June 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Service cost	$6,000	15,000	13,000	30,000
Interest cost on projected benefit obligation	142,000	266,000	284,000	532,000
Return on plan assets	(125,000)	(216,000)	(249,000)	(432,000)
Net amortization and deferral of net transition liability	43,000	110,000	86,000	220,000

Net pension expense	$66,000	175,000	134,000	350,000

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
The post-retirement health care and life insurance benefits are funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three month and six month periods ended June 30 includes the following components:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Service cost	$7,000	13,000	14,000	26,000
Interest cost	81,000	112,000	162,000	224,000
Net amortization and deferral	(54,000)	(33,000)	(108,000)	(66,000)

Net periodic post retirement benefit cost	$34,000	92,000	68,000	184,000

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXPLANATORY NOTE
Our independent registered public accounting firm has informed us that it was unable to complete their review of our interim financial statements for the quarterly period ended June 30, 2005 prior to the filing of this Form 10-Q. As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter and six month period ended June 30, 2005 have not been reviewed by our independent registered public accounting firm as required pursuant to Rule 10.01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete. As soon as our independent registered public accounting firm completes its review of our second quarter 2005 financial statements, we will file an amended Form 10-Q/A.
For a more complete description of the issues under ongoing review, see note 1 to the unaudited consolidated financial statements.
As described in note 1 to the unaudited consolidated financial statements, if a change in accounting treatment were to be deemed appropriate for the receipt and later sale of the shares of stock that the Company received as a result of the demutualization of an insurance company in which it was a member, this change would have an impact on our results of operation for the 2004 fiscal year, including the quarter and six month period ended June 30, 2004 that are included in this Form 10-Q. The results of operation for fiscal year 2004 (and related interim periods) presented herein do not reflect any such adjustments.
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
Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain assets. Although the Barclays facility is repayable on demand of the bank at any time, Barclays is currently proposing that the August 15, 2005 renewal date be extended to June 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the renewal date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. As indicated in our 2004 Form 10-K, we have contracted to sell this facility for 4,050,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location. We expect the move to be completed before the June 2006 Barclays proposed loan extended date.
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
For the six months ended June 30, 2005, approximately $531,000 of cash was used by operations compared to approximately $1,557,000 of cash provided by operations during the same period in 2004. The largest use of cash was the approximately $2,828,000 increase in trade accounts receivable resulting from the increase in net sales. The increase in the backlog of orders in process has increased inventory, which used approximately $660,000 of cash. The new credit facility made it possible to make significant payments to vendor accounts payable, which used approximately $1,073,000 of cash. The catch-up of the delinquent defined benefit pension contributions was the primary reason for the approximately $806,000 use of cash in accrued compensation. Approximately $1,780,000 of defined benefit pension contributions are planned to be paid in the last six months of 2005. An approximately $2,000,000 progress payment received on the large French ADH contract in the second quarter of 2005 caused billings, costs and estimated earnings on uncompleted contracts to provide approximately $847,000 of cash. The balance due on the ADH contract, approximately $2,250,000, is expected to be received in 2006. The Company expects to receive cash payments on the remaining contracts under percentage of completion accounting of approximately $5,630,000 and $4,500,000 in the last six months of 2005 and in 2006, respectively. An increase in customer deposits provided approximately $1,274,000 of cash. Inventory turns were 3.02 at June 30, 2005 compared to 2.86 at June 30, 2004.
Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $597,000 in the first six months of 2005 compared to approximately $432,000 in the first six months of 2004. Property, plant and equipment additions are expected to total less than $1,200,000 for 2005 as a whole.
WORKING CAPITAL

	June 30, 2005	December 31, 2004

Current assets	$54,073,000	52,529,000
Current liabilities	34,680,000	40,672,000
Working capital	19,393,000	11,857,000
Current ratio	1.56	1.29

Working capital increased by approximately $7,536,000 at June 30, 2005 compared to December 31, 2004. The new finance arrangement is the primary cause for the improvement.
CAPITALIZATION

	June 30, 2005	December 31, 2004

Interest bearing debt	$24,936,000	22,636,000
Shareholders’ equity	6,193,000	6,086,000
Debt and equity	31,129,000	28,722,000
Ratio	80.1%	78.8%

The capitalization of the Company increased during the first six months of 2005, primarily as a result of increased borrowing from the new bank agreement. The financing fees of the new banking arrangement were approximately $1,581,000 of which approximately $1,059,000 was capitalized in 2005. Amortization in the first six months of 2005 for these financing fees was $250,000.
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
RESULTS OF OPERATIONS
Shipments and Orders

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Net orders	$26,761,000	25,201,000	56,547,000	51,447,000
Percentage increase	6.2%		9.9%
Net sales (shipments)	25,512,000	23,271,000	51,554,000	44,563,000
Percentage increase	9.6%		15.7%

Consolidated orders increased by approximately $1,560,000, or 6.2%, in the second quarter of 2005 and increased by approximately $5,100,000 or 9.9% in the first six months of 2005 when compared to the same periods in 2004. The change in orders in the second quarter of 2005 when compared to the same quarter of 2004 was an increase in the Domestic and International segments by 12.6% and 38.3%, respectively, and a decrease in the European segment by 21.8%. The change in the quarter comparison is more volatile because of the effect large contracts have on the smaller quarterly numbers, especially in the smaller segments. Orders have increased for the first six months of 2005 compared to the same period of 2004 in the Domestic, European and International segments by 8.1%, 13.8% and 9.0%, respectively.
Consolidated net sales increased in the second quarter of 2005 by approximately $2,241,000, or 9.6% and increased by approximately $6,991,000 or 15.7% in the first six months of 2005 when compared to the same periods in 2004. The change in net sales in the second quarter of 2005 when compared to the same quarter of 2004 was the result of an increase in the Domestic and International segments by 25.4% and 16.4%, respectively, and a decrease in the European segment by 15.2%. Net sales have increased for the first six months of 2005 compared to the same period of 2004 in the Domestic and International segments by 27.1% and 17.8%, respectively, and decreased in the European segment by 1.3%. When Consolidated net sales, European segment net sales and International net sales for the first six months of 2005 are compared to the same period in 2004, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on Consolidated net sales, European segment net sales and International segment net sales for the first six months of 2005 was an increase in net sales by 2.1%, 4.1% and 4.3%, respectively.
Backlog

	JUNE 30, 2005	DECEMBER 31, 2004

Backlog	$39,027,000	34,034,000
Percentage increase	14.7%

Increased orders caused the backlog of orders at June 30, 2005 to increase by approximately 14.7% to approximately $39,027,000 from approximately $34,034,000 at December 31, 2004.
Gross Profit

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Gross profit	$7,052,000	5,477,000	13,859,000	10,666,000
Percentage increase in gross profit	28.9%		29.9%
Gross profit margin	27.6%	23.5%	26.9%	23.9%

Gross profit and gross profit margin improved from 23.5% in the second quarter of 2004 to 27.6% in the second quarter of 2005 and improved from 23.9% in the first six months of 2004 to 26.9% in the first six months of 2005. These improvements were due primarily to price increases that we charged our customers, increased net sales, higher volumes generating a better absorption of fixed costs, a favorable mix of more profitable products and the benefits from our ongoing efforts to improve margins.
Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Selling, general and administrative expenses	$5,587,000	5,000,000	11,255,000	9,671,000
Less: research and development	464,000	442,000	947,000	886,000

Total selling, general and administrative less research and development	$5,123,000	4,558,000	10,308,000	8,805,000

Percentage increase	12.4%		17.1%
Percentage of net sales	20.1%	19.6%	20.0%	19.8%

Selling, general and administrative expenses in the second quarter and first six months of 2005 increased by 12.4% and 17.1%, respectively, when compared to the same periods in 2004. The increase was caused primarily by the following: effect of currency translation (approximately $266,000), additional legal and accounting fees relating to the restatement of prior year results which was described in the 2004 10-K (approximately $160,000), one time benefit from sale of shares received from the demutualization of a mutual insurance company in first quarter 2004 (approximately $300,000), and employee incentive and profit sharing expenses (approximately $500,000).
Interest Expense
Interest expense increased by approximately $276,000 in the second quarter and $556,000 in the first six months of 2005 compared to the same periods in 2004. Higher interest rates, increased debt and approximately $250,000 of amortization of transaction costs associated with the new financing agreements caused the increase. The transaction costs will be amortized over the three year term of the financing agreement, which ends in January 2008.

Other non-operating Income (Loss)
Other non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Interest income	$12,276	1,200	21,333	13,724
Exchange gain (loss)	38,372	(16,154)	77,284	(77,707)
Miscellaneous, net	(9,265)	51,914	(15,787)	55,301

Other non operating income (loss)	$41,383	36,960	82,830	(8,680)

The primary reason for the increase in non-operating income in the first six months of 2005 compared to the same period in 2004 was the gain from foreign exchange transactions versus a loss in 2004 caused by the stronger US dollar. The more significant items contained in miscellaneous, net are gains or losses from the sale of assets, rent received on leased property and cash discounts earned from vendors.
Income tax effective rates were 23.2% and 79.4% in the first six months of 2005 and 2004, respectively, and 23.7% and 79.9% in the second quarter of 2005 and 2004, respectively. Income tax expense on earnings before income taxes and minority interest was approximately $213,000 and $149,000, respectively, for the 2005 and 2004 second quarters and $343,000 and $262,000, respectively, for the 2005 and 2004 first six month periods. The 2004 rate resulted from losses in the Domestic segment that were not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that generated income. The 2005 rate resulted from earnings in the Domestic segment that was benefited from prior losses that had not been previously benefited for tax purposes coupled with earnings and related tax expense from subsidiaries in the European and International segments that generated income in 2005.
The primary reason for the change from approximately break even results for the second quarter of 2004 and approximately $0.01 in the first six months of 2004 to an approximately $0.31 and $0.52 net income per diluted share in the respective periods of 2005 was the increase in shipments and gross profit described above offset by increased interest expense.

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
NEW ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Securities and Exchange Commission (the “SEC”) announced that it had extended the compliance dates for non-accelerated filers and foreign private issuers to include in their annual reports a report by management on a company’s internal control over financial reporting and an accompanying auditor’s report (the “SEC Release”). The internal control reports are required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company is a non-accelerated filer as defined under relevant SEC regulations. As a result of the SEC Release, the Company will not be required to include internal control reports in its annual report until its 2006 annual report, which is expected to be filed by the Company in 2007.

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
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.
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
INTEREST RATE RISK
The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $25,000,000 of floating rate debt outstanding at June 30, 2005. A 100 basis point movement in interest rates on floating rate debt outstanding at June 30, 2005 would result in a change in earnings or loss before income taxes of approximately $250,000 per year.
FOREIGN EXCHANGE RATE RISK
If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first six months of 2005, the approximately $1,045,000 net earnings would have been approximately $900,000.
The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At June 30, 2005, the Company had no forward exchange contracts outstanding.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such period, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information may not currently be accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
As more fully described in the Company’s 2004 Form 10-K, on March 18, 2005 the Company announced that it was restating its financial statements covering the years 1999 through 2003. During the Company’s preparation of its year-end financial statements for 2004 the Company discovered accounting errors that were generated in the Company’s Italian subsidiary and were not previously detected in the translation to U.S. GAAP accounts or in the consolidation process. The errors did not affect the results of operations reported for 2003 or 2004. As a result, management concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this report pending implementation of the changes to its internal controls described below.
CHANGE IN INTERNAL CONTROLS
     During the period ended June 30, 2005, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures, including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that the subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
     The Company believes that these changes in internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On May 10, 2005, the 2005 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:
Proposal 1: Election of Directors.
Management’s nominees named below were elected as directors of the class whose term expires in 2008 by the indicated votes cast for and withheld with respect to each nominee. Of the 1,991,766 shares of Common Stock which were entitled to vote at the meeting, 1,557,083 shares were represented in person or by proxy and not less than 1,525,567 shares (98.0% of the shares represented) were voted for the election of all of management’s nominees. There were no abstentions or broker non-votes with respect to the election of directors.

Name of Nominee	For	Withheld

Robert D. Drake	1,525,567	31,516
Michael H. Joyce	1,526,781	30,301
Thomas L. Misiak	1,527,196	29,887
The terms of office as directors of Hubert Bursch, Roger H. Schroeder, David A. Zuege, Dale C. Boyke, Michael C. Sipek and Frank L. Schmit continued after the meeting. Further information concerning these matters is contained in the Company’s Proxy Statement dated April 20, 2005 with respect to the Company’s 2005 Annual Meeting of Shareholders.
ITEM 6. EXHIBITS.
     See Exhibit Index following the last page of this Form 10-Q, which Exhibit Index is incorporated herein by reference.

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

Date: August 22, 2005

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005

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