Form 10-Q/A
period 2005-06-30
OILGEAR CO
filed 2005-08-30
CIK 74058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 29, 2005

Common Stock, $1.00 Par Value	1,994,173

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A is being filed to confirm that all procedures required in connection with the filing of the interim financial statements contained in that Form 10-Q and included herewith have now been completed and that no changes have been made to the financial statements previously filed in the Form 10-Q except as follows:
1. We have provided line item disclosure in the Company’s Statements of Operations (unaudited) for the three and six month periods ended June 30, 2004 under “Gain on investments” related to the disposition of shares of stock the Company received as a result of the demutualization of an insurance company (the “Shares”), and have increased “Selling, general and administrative expenses” for the three months and six months ended June 30, 2004 by a corresponding amount.
Related to the foregoing, this Amendment No. 1 is also being filed for the following additional purposes:
1. To add certain additional disclosure to Item 1 — “Financial Statements” and Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operation — Selling, General and Administrative Expenses” regarding the accounting for the Shares; and
2. To update the certifications filed or furnished as Exhibits 31 and 32 to the Company’s previously filed Quarterly Report on Form 10-Q.
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

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Net sales	$25,511,871	23,271,375	51,554,358	44,562,675
Cost of sales	18,460,283	17,794,848	37,695,405	33,896,315

Gross profit	7,051,588	5,476,527	13,858,953	10,666,360
Selling, general and administrative expenses	5,586,831	5,001,835	11,254,581	9,983,924
Gains on investments(1)	—	1,493	—	313,297

Operating income	1,464,757	476,185	2,604,372	995,733
Interest expense	602,866	326,614	1,212,880	657,045
Other non-operating income (loss), net	41,383	36,960	82,830	(8,680)

Earnings before income taxes and minority interest	903,274	186,531	1,474,322	330,008
Income tax expense	213,746	149,116	342,715	262,003
Minority interest in net earnings	68,473	34,160	85,973	55,148

Net earnings	$621,055	3,255	1,045,634	12,857

Basic weighted average outstanding shares	1,991,946	1,959,777	1,987,290	1,958,838

Diluted weighted average outstanding shares	2,021,601	1,978,677	2,018,102	1,980,456

Basic earnings per share of common stock	$0.31	0.00	0.53	0.01

Diluted earnings per share of common stock	$0.31	0.00	0.52	0.01

(1)Represents shares received from the demutualization of an insurance company in the fourth quarter of 2001. The shares were first recorded as an asset on the Company’s books in the first quarter of 2004, and the shares were sold in the second quarter of 2004. See Note 7 to consolidated financial statements.
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

7. GAIN ON INVESTMENTS
In the fourth quarter of 2001 the Company received shares of stock in connection with the demutualization of an insurance company in which it held insurance policies. The Company first recorded the shares as an asset in the approximate amount of $313,000 in the first quarter of 2004, and sold the shares in the second quarter of 2004 for an additional gain of approximately $1,000. Approximately $188,000 of the gain reported in the first quarter of 2004 should have been recorded in the fourth quarter of 2001. The remainder of the gain recorded in the first quarter of 2004 should have been recorded in the second quarter of 2004.

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
Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Selling, general and administrative expenses	$5,587,000	5,002,000	11,255,000	9,984,000
Less: research and development	464,000	442,000	947,000	886,000

Total selling, general and administrative less research and development	$5,123,000	4,560,000	10,308,000	9,098,000

Percentage increase	12.3%		13.3%
Percentage of net sales	20.1%	19.6%	20.0%	20.4%

Selling, general and administrative expenses in the second quarter and first six months of 2005 increased by 12.3% and 13.3%, respectively, when compared to the same periods in 2004. The increase was caused primarily by the following: effect of currency translation (approximately $266,000), additional legal and accounting fees relating to the restatement of prior year results which was described in the 2004 10-K (approximately $160,000), and employee incentive and profit sharing expenses (approximately $500,000).
Gain on Investments
In the fourth quarter of 2001 the Company received shares of stock in connection with the demutualization of an insurance company in which it held insurance policies. The Company first recorded the shares as an asset in the approximate amount of $313,000 in the first quarter of 2004, and sold the shares in the second quarter of 2004 for an additional gain of approximately $1,000. Approximately $188,000 of the gain reported in the first quarter of 2004 should have been recorded in the fourth quarter of 2001. The remainder of the gain recorded in the first quarter of 2004 should have been recorded in the second quarter of 2004.
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

Date: August 30, 2005

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