Form 10-Q
period 2005-09-30
OILGEAR CO
filed 2005-11-14
CIK 74058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2005

Common Stock, $1.00 Par Value	2,010,503

Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
SIGNATURES
THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
Certification
Certification
Certification
Certification
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,643,811	4,109,409
Trade accounts receivable, less allowance for doubtful receivables of $285,000 and $340,000 in 2005 and 2004, respectively	17,859,597	17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	2,031,071	3,532,711
Inventories	25,672,372	25,529,064
Prepaid expenses	912,808	1,033,301
Other current assets	1,519,845	1,294,555

Total current assets	52,639,504	52,528,590

Property, plant and equipment, at cost:
Land	1,427,761	1,535,231
Buildings	12,446,068	12,842,337
Machinery and equipment	51,033,892	51,880,198
Drawings, patterns and patents	6,351,580	6,131,266

	71,259,301	72,389,032
Less accumulated depreciation and amortization	55,206,078	54,226,261

Net property, plant and equipment	16,053,223	18,162,771
Other assets	2,727,407	2,123,868

	$71,420,134	72,815,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$14,849,777	2,610,291
Current installments of long term debt	1,205,330	18,724,046
Accounts payable	8,884,320	10,830,336
Billings in excess of costs and estimated earnings on uncompleted contracts	490,421	581,927
Customer deposits	2,182,594	1,706,846
Accrued compensation and employee benefits	1,642,392	3,413,427
Other accrued expenses and income taxes	3,436,592	2,805,084

Total current liabilities	32,691,426	40,671,957

Long term debt, less current installments	8,062,382	1,302,124
Unfunded employee retirement plan costs	15,056,646	15,373,973
Unfunded post retirement health care costs	7,425,000	7,650,000
Other noncurrent liabilities	705,594	693,861

Total liabilities	63,941,048	65,691,915

Minority interest in consolidated subsidiaries	1,116,416	1,036,976
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 2,010,503 shares in 2005 and issued 1,990,783 shares in 2004	2,010,503	1,990,783
Capital in excess of par value	9,518,187	9,497,906
Retained earnings	15,847,621	14,509,592

	27,376,311	25,998,281

Deduct:
Treasury stock, 27,111 shares in 2004	—	(240,627)
Notes receivable from employees for purchase of Company common stock	(25,286)	(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(219,727)	1,418,850
Minimum pension liability adjustment	(20,768,628)	(21,041,362)

	(20,988,355)	(19,622,512)

Total shareholders’ equity	6,362,670	6,086,338

	$71,420,134	72,815,229

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$25,515,637	25,030,503	77,038,746	69,593,065
Cost of sales	18,404,954	19,436,886	56,163,350	53,317,639

Gross profit	7,110,683	5,593,617	20,875,396	16,275,426
Selling, general and administrative expenses	5,671,175	4,861,343	16,880,911	14,837,756
Gains on investments	—	—	—	307,183

Operating income	1,439,508	732,274	3,994,485	1,744,853
Interest expense	646,333	346,236	1,859,213	1,003,281
Other non-operating income (loss), net	(51,093)	40,317	81,133	14,791

Earnings before income taxes and minority interest	742,082	426,355	2,216,405	756,363
Income tax expense	169,837	223,937	512,552	485,940
Minority interest in earnings	39,225	800	125,199	55,948

Net earnings	$533,020	201,618	1,578,654	214,475

Basic weighted average outstanding shares	2,001,081	1,961,157	1,993,583	1,959,616

Diluted weighted average outstanding shares	2,038,435	1,978,521	2,028,127	1,979,469

Basic earnings per share of stock	$0.27	0.10	0.79	0.11

Diluted earnings per share of stock	$0.26	0.10	0.78	0.11

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR NINE MONTHS ENDED
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,578,654	214,475
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	2,373,078	2,314,909
Gain on sale of investment	—	(307,183)
Amortization of deferred financing fees	456,000	—
Non-cash stock-based compensation expense	51,753	28,746
Minority interest in earnings	125,199	55,948
Change in assets and liabilities:
Trade accounts receivable	(1,816,103)	218,600
Inventories	(1,079,028)	(827,117)
Billings, costs and estimated earnings on uncompleted contracts	1,209,293	(2,544,711)
Prepaid expenses	50,006	223,128
Accounts payable	(1,520,097)	752,025
Customer deposits	579,663	696,389
Accrued compensation and employee benefits	(1,693,239)	(53,165)
Other accrued expense and income taxes	788,639	(381,051)
Other, net	(273,752)	(364,195)

Net cash provided by operating activities	$830,066	26,798

Cash flows from investing activities:
Additions to property, plant and equipment	(773,331)	(647,108)
Proceeds from sale of investment	—	307,183

Net cash used by investing activities	$(773,331)	(339,925)

Cash flows from financing activities:
Net borrowings under line of credit agreements	972,620	304,482
Repayment of long term debt	(8,520,210)	(1,337,404)
Proceeds from issuance of long term debt	9,450,000	52,950
Payment of financing fees	(1,113,170)	(222,500)
Payments received on notes receivable from employees	11,768	18,616

Net cash provided (used) by financing activities	$801,008	(1,183,856)
Effect of exchange rate changes on cash and cash equivalents	(323,341)	(263,657)

Net increase (decrease) in cash and cash equivalents	$534,402	(1,760,640)
Cash and cash equivalents:
At beginning of period	4,109,409	6,235,975

At end of period	$4,643,811	4,475,335

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,378,508	1,018,897
Income taxes	292,001	88,226

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$533,020	201,618	1,578,654	214,475
Other comprehensive income (loss):
Foreign currency translation adjustment	(459,493)	236,414	(1,638,577)	(230,699)
Minimum pension liability adjustment	49,186	17,272	272,734	(61,989)

Total comprehensive income (loss)	$122,713	455,304	212,811	78,213)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2004 Annual Report on Form 10-K, a copy of which is available upon request, and these financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2004 Form 10-K. Certain items have been reclassified to conform to 2005 presentation.
2. BUSINESS DESCRIPTION AND OPERATIONS
The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada, European includes Europe and International includes Asia, Latin America, Australia and Africa.
The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components. Products include piston pumps, motors, valves, controls, manifolds, electrohydraulic components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, aerospace, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The products are sold as individual components or integrated into high performance applications. Standard components, such as our hydraulic pumps, are sold direct to users through our distribution network. These items can be inventoried as finished goods, have short delivery times and do not have progress billings. We recognize revenue on these products as they are shipped to our customers. The contracts for high performance applications typically require custom engineered solutions that meet customer specified requirements. These construction type contracts take months and sometimes years to engineer, manufacture, assemble and install at our customer’s specified location. These contracts require progress payments. The revenue for these contracts is recognized on a percentage-of-completion method of accounting which compares actual costs incurred on a contract to the estimated total contract cost developed at contract proposal and is reviewed and updated monthly by our engineers and financial staff until the contract is closed.
Segment Information

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
SALES TO UNAFFILIATED
CUSTOMERS
Domestic	$14,217,608	12,014,994	42,765,584	34,492,939
European	8,347,251	9,954,842	24,102,064	25,910,016
International	2,950,778	3,060,667	10,171,098	9,190,110

	$25,515,637	25,030,503	77,038,746	69,593,065

INTERSEGMENT SALES
Domestic	$1,753,961	1,379,778	6,105,636	4,718,503
European	424,054	225,254	1,512,556	843,964
OPERATING INCOME
Domestic	$1,490,754	652,162	4,756,673	1,362,516
European	311,889	438,580	354,593	1,359,304
International	238,408	207,668	792,352	729,072
Corporate expenses, including R&D	(601,543)	(566,136)	(1,909,133)	(1,706,039

Total	$1,439,508	732,274	3,994,485	1,744,853

Identifiable assets at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
Identifiable Assets	2005	2004
Domestic	$33,127,000	33,551,000
European	27,950,000	29,998,000
International	8,725,000	7,555,000
Corporate	1,618,000	1,711,000

Total	$71,420,000	72,815,000

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
Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell the land and building for 4,050,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location. The Company believes the move to a new facility will be completed prior to the August 15, 2006 Barclay’s loan maturity date.
Based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company is required to classify its revolving loan facility as short-term debt for the term of the new Loan Agreement, even though the revolving loan facility does not mature until March 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt.
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

4. INVENTORIES
Inventories at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials	$3,284,034	2,842,553
Work in process	19,560,405	20,175,049
Finished goods	3,843,933	3,627,462

	26,688,372	26,645,064

LIFO reserve	(1,016,000)	(1,116,000)

Total	$25,672,372	25,529,064

Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,114,000 and $15,327,000 at September 30, 2005 and December 31, 2004, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income for basic and diluted earnings	$533,020	201,618	1,578,654	214,475
Weighted average shares outstanding	2,001,081	1,961,157	1,993,583	1,959,616
Dilutive stock options	37,354	17,364	34,544	19,853
Dilutive weighted average shares outstanding	2,038,435	1,978,521	2,028,127	1,979,469
Basic income per share	$0.27	0.10	0.79	0.11
Diluted income per share	$0.26	0.10	0.78	0.11

Options to purchase 36,488 shares of common stock with a weighted average exercise price of $3.72 per share were outstanding at September 30, 2005. Options to purchase 147,493 shares of common stock with a weighted average exercise price of $5.37 per share were outstanding at September 30, 2004.
Options to purchase 96,993 shares of common stock were not included in the computation of diluted earnings per share for the three month and the nine month periods ended September 30, 2004 because the options’ exercise prices were greater than the average market price of common stock during the period then ended. The average market price of common stock during the three month and nine month periods ended September 30, 2005 was greater than the options’ exercise prices. Therefore, all the shares were included in the computations of diluted earnings per share for the three month and nine month periods ended September 30, 2005.
Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net earnings as reported	$533,020	201,618	1,578,654	214,475
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917	6,415	11,751	19,245
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	10,552	15,561	31,657	38,947

Pro forma earnings	$526,385	192,472	1,558,748	194,773

Basic earnings per share:
As reported	0.27	0.10	0.79	0.11
Pro forma earnings	0.26	0.10	0.78	0.10

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Diluted earnings per share:
As reported	0.26	0.10	0.78	0.11
Pro forma earnings	0.26	0.10	0.77	0.10

The fair value of the Company’s stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted- average assumptions: 2005- expected volatility of 54% and expected dividend yield of 0%; 2004- expected volatility of 44% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of the Company’s options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.
6. EMPLOYEE BENEFIT PLANS
(A) PENSION PLANS
The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering union members in Milwaukee, WI generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The union member plan was merged into the salaried and management plan on December 31, 2004. The Company’s policy is to fund pension costs to conform to the requirements of the Employee Retirement Income Security Act of 1974. The Company was delinquent in its funding of estimated contributions for its United States plans at December 31, 2004 and made contributions of $1,714,260 in February 2005, $594,937 in April 2005, $594,937 in July 2005 and $396,387 in September 2005. As such, the Company is current in its required minimum contributions. The minimum required total contributions to be made in 2005 for the defined benefit retirement plan in the United States is approximately $2,181,000. Net pension expense under these plans for the three month and nine month periods ended September 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$—	—	—	—
Interest cost on projected benefit obligation	460,000	460,000	1,380,000	1,380,000
Return on plan assets	(461,000)	(406,000)	(1,383,000)	(1,218,000)
Net amortization and deferral of net transition liability	321,000	302,000	963,000	906,000

Net pension expense	$320,000	356,000	960,000	1,068,000

The Company has a pension plan (“UK Plan”) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002 but continues to accrue service costs due to statutory requirements. The minimum required contributions for 2005 are approximately $388,000, of which approximately $291,000 was paid in the first nine months of 2005.

Net pension expense under this plan for the three month and nine month periods ended September 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$6,000	15,000	18,000	45,000
Interest cost on projected benefit obligation	142,000	266,000	426,000	798,000
Return on plan assets	(125,000)	(216,000)	(375,000)	(648,000)
Net amortization and deferral of net transition liability	43,000	110,000	129,000	330,000

Net pension expense	$66,000	175,000	198,000	525,000

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
The post-retirement health care and life insurance benefits are funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three month and nine month periods ended September 30 includes the following components:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$7,000	13,000	21,000	39,000
Interest cost	81,000	112,000	243,000	336,000
Net amortization and deferral	(54,000)	(33,000)	(162,000)	(99,000)

Net periodic post retirement benefit cost	$34,000	92,000	102,000	276,000

7. GAIN ON INVESTMENT
In the fourth quarter of 2001 the Company received shares of stock in connection with the demutualization of an insurance company in which it held insurance policies. The Company first recorded the shares as an asset in the approximate amount of $306,000 in the first quarter of 2004, and sold the shares in the second quarter of 2004 for an additional gain of approximately $1,000. Approximately $188,000 of the gain reported in the first quarter of 2004 should have been recorded in the fourth quarter of 2001. The remainder of the gain recorded in the first quarter of 2004 should have been recorded in the second quarter of 2004.
8. RECLASSIFICATIONS
Certain amounts as originally reported in September 30, 2004 have been reclassified to conform with the September 30, 2005 presentation.
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
Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. As indicated in our 2004 Form 10-K, we have contracted to sell the land and buildings for 4,050,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location. We expect the move to be completed before the August 15, 2006 Barclays loan maturity date.
Based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company is required to classify its revolving loan facility as short-term debt for the term of the new Loan Agreement, even though the revolving loan facility does not mature until March 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt.
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
For the nine months ended September 30, 2005, approximately $830,000 of cash was provided by operations compared to approximately $27,000 of cash provided by operations during the same period in 2004. The largest item affecting operating cash flows in 2005 was the approximately $1,816,000 increase in trade accounts receivable resulting from the increase in net sales. A large order in Korea to retrofit a forging press was the primary reason for the approximately $1,079,000 increase in inventory in 2005. The new credit facility made it possible to make significant payments to reduce vendor accounts payable, which used approximately $1,520,000 of cash in 2005. The catch-up of the delinquent defined benefit pension contributions was the primary reason for the approximately $1,693,000 use of cash to reduce accrued compensation and employee benefits in 2005. Approximately $692,000 of defined benefit pension contributions are planned to be paid in the last three months of 2005. An approximately $2,000,000 progress payment received on the large French ADH contract in the second quarter of 2005 caused billings, costs and estimated earnings on uncompleted contracts to provide approximately $1,209,000 of cash. The balance due on the ADH contract, approximately $2,250,000, is expected to be received in 2006. The Company expects to receive cash payments on the remaining contracts under percentage of completion accounting of approximately $2,931,000 and $5,180,000 in the last three months of 2005 and in fiscal 2006, respectively. Other accrued expenses and income taxes provided approximately $789,000 of cash for the nine months ended September 30, 2005. Accrued value added tax increased by approximately $400,000, accrued warranty expense increased by $100,000 and all the other accruals collectively increased by $289,000 during this nine month period. Other-net is made up of changes in various deposits, deferred fees, and non trade receivables. The change in these items used approximately $274,000 of cash in the “Other net” line in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005. An increase in customer deposits provided approximately $580,000 of cash. Inventory turns were 2.95 per trailing twelve months at September 30, 2005 and the same inventory turns at September 30, 2004.
Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $773,000 in the first nine months of 2005 compared to approximately $647,000 in the first nine months of 2004. Property, plant and equipment additions are expected to be approximately $1,200,000 for 2005 as a whole.

WORKING CAPITAL

	September 30, 2005	December 31, 2004
Current assets	$52,640,000	52,529,000
Current liabilities	32,691,000	40,672,000
Working capital	19,949,000	11,857,000
Current ratio	1.61	1.29
Working capital increased by approximately $8,092,000 at September 30, 2005 compared to December 31, 2004. The new bank arrangement is the primary cause for the improvement.
CAPITALIZATION

	September 30, 2005	December 31, 2004
Interest bearing debt	$24,117,000	22,636,000
Shareholders’ equity	6,363,000	6,086,000
Debt and equity	30,480,000	28,722,000
Ratio	79.1%	78.8%
The capitalization of the Company increased during the first nine months of 2005, primarily as a result of increased borrowing from the new bank agreement. The financing fees of the new banking arrangement were approximately $1,635,000 of which approximately $1,113,000 was capitalized in 2005 with the remainder capitalized prior to 2005. Amortization in the first nine months of 2005 for these financing fees was $456,000.
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
RESULTS OF OPERATIONS
Shipments and Orders

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net orders	$21,273,000	24,754,000	77,789,000	76,201,000
Percentage increase (decrease)	(14.1%)		2.1%
Net sales (shipments)	25,516,000	25,031,000	77,039,000	69,593,000
Percentage increase	1.9%		10.7%
Consolidated orders decreased by approximately $3,481,000, or 14.1%, in the third quarter of 2005 and increased by approximately $1,588,000, or 2.1% in the first nine months of 2005 when compared to the same periods in 2004. The change in orders in the third quarter of 2005 when compared to the same quarter of 2004 was a decrease in the Domestic, European and International segments by 11.2%, 16.2% and 20.6%, respectively. The change in the quarter comparison is more volatile because of the effect large contracts have on the smaller quarterly numbers, especially in the smaller segments. Orders have increased for the first nine months of 2005 compared to the same period of 2004 in the Domestic and European segments by 1.5% and 4.6%, respectively. The International segment orders were flat for the first nine months of 2005 with a decrease of 0.2% from the same period of 2004.
Consolidated net sales increased in the third quarter of 2005 by approximately $485,000 or 1.9% and increased by approximately $7,446,000, or 10.7% in the first nine months of 2005 when compared to the same periods in 2004. The change in net sales in the third quarter of 2005 when compared to the same quarter of 2004 was the result of an increase in the Domestic segment by 18.3% and decreases in the European and International segments by 16.2% and 3.6%, respectively. Net sales have increased for the first nine months of 2005 compared to the same period of 2004 in the Domestic and International segments by 24.0% and 10.7%, respectively, and decreased in the European segment by 7.0%. When Consolidated net sales, European segment net sales and International net sales for the first nine months of 2005 are compared to the same period in 2004, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on Consolidated net sales, European segment net sales and International segment net sales for the first nine months of 2005 was an increase in net sales by 1.4%, 2.6% and 4.3%, respectively.

Backlog

	September 30, 2005	DECEMBER 31, 2004
Backlog	$34,784,000	34,034,000
Percentage increase	2.2%
The slight increase in orders caused the backlog of orders at September 30, 2005 to increase by approximately 2.2% to approximately $34,784,000 from approximately $34,034,000 at December 31, 2004.
The Company is negotiating the cancellation of a $2,300,000 order, due to the fact that the government halted funding of our customers program. This cancellation will reduce the backlog by $1,900,000 but has no significant impact on reported sales or earnings in this 10-Q.
Gross Profit

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Gross profit	$7,111,000	5,594,000	20,875,000	16,275,000
Percentage increase in gross profit	27.1%		28.3%
Gross profit margin	27.9%	22.3%	27.1%	23.4%
Gross profit and gross profit margin improved from 22.3% in the third quarter of 2004 to 27.9% in the third quarter of 2005 and improved from 23.4% in the first nine months of 2004 to 27.1% in the first nine months of 2005. These improvements were due primarily to price increases that we charged our customers, increased net sales, higher volumes generating a better absorption of fixed costs, a favorable mix of more profitable products and the benefits from our ongoing efforts to improve margins.
Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Selling, general and administrative expenses	$5,671,000	4,861,000	16,881,000	14,838,000
Less: research and development	443,000	432,000	1,390,000	1,298,000
Total selling, general and administrative less research and development	$5,228,000	4,429,000	15,491,000	13,540,000
Percentage increase	18.0%		14.4%
Percentage of net sales	20.5%	17.7%	20.1%	19.5%
Selling, general and administrative expenses in the third quarter and first nine months of 2005 increased by 18.0% and 14.4%, respectively, when compared to the same periods in 2004. The increase for the nine month period was caused primarily by the following: effect of currency translation (approximately $317,000), additional legal and accounting fees relating to the restatement of prior year results which was described in the 2004 10-K (approximately $160,000), healthcare expense increases (approximately $200,000), profit sharing and employee incentive expenses (approximately $600,000), bad debt expense (approximately $150,000), and increases in salaries, consulting fees, directors fees and other expenses (approximately $518,000). The approximately $799,000 increase for the third quarter was caused by increases in healthcare expense (approximately $50,000), bad debt expense (approximately $150,000), consulting fees (approximately $110,000), employee incentive expense (approximately $190,000) and increases in salaries, travel expenses and other expenses (approximately $299,000).
Gain on Investments
In the fourth quarter of 2001 the Company received shares of stock in connection with the demutualization of an insurance company in which it held insurance policies. The Company first recorded the shares as an asset in the approximate amount of $306,000 in the first quarter of 2004, and sold the shares in the second quarter of 2004 for an additional gain of approximately $1,000. Approximately $188,000 of the gain reported in the first quarter of 2004 should have been recorded in the fourth quarter of 2001. The remainder of the gain recorded in the first quarter of 2004 should have been recorded in the second quarter of 2004.
Interest Expense
Interest expense increased by approximately $300,000 in the third quarter and $856,000 in the first nine months of 2005 compared to the same periods in 2004. Higher interest rates, increased debt and approximately $456,000 of amortization of transaction costs associated with the new financing agreements caused the increase. The transaction costs will be amortized over the three year term of the financing agreement, which ends in January 2008.

Other Non-Operating Income (Loss)
Other non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest income	$9,752	17,804	35,853	42,245
Exchange gain (loss)	(73,949)	6,493	3,335	(71,213)
Miscellaneous, net	13,104	16,020	41,945	43,759

Other non operating income (loss)	$(51,093)	40,317	81,133	14,791

The primary reason for the loss in non-operating income in the third quarter of 2005 compared to a gain in the same period in 2004 was the loss from foreign exchange transactions versus a gain in 2004 caused by the strengthening US dollar. The primary reason for the increase in non-operating income in the first nine months of 2005 compared to the same period in 2004 was the gain from foreign exchange transactions versus a loss in 2004. A weakening US dollar in 2004 was the primary reason for the loss. The most significant item contained in “miscellaneous, net” is rent received on leased property.
Income tax effective rates were 22.9% and 52.5% in the third quarter of 2005 and 2004, respectively, and 23.1% and 64.2% in the first nine months of 2005 and 2004, respectively. Income tax expense on earnings before income taxes and minority interest was approximately $170,000 and $224,000, respectively, for the 2005 and 2004 third quarters and $513,000 and $486,000, respectively, for the 2005 and 2004 first nine month periods. The 2004 rate resulted from losses in the Domestic segment that were not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that generated income. The 2005 rate resulted from earnings in the Domestic segment that was benefited from prior losses that had not been previously benefited for tax purposes coupled with earnings and related tax expense from subsidiaries in the European and International segments that generated income in 2005.
The primary reason for the change from approximately $0.10 per diluted share results for the third quarter of 2004 and approximately $0.11 per diluted share in the first nine months of 2004 to an approximately $0.26 per diluted share and $0.78 per diluted share in the respective periods of 2005 was the increase in shipments and gross profit described above offset by increased operating expenses and interest expense.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2005, the Securities and Exchange Commission (the “SEC”) announced that it had extended the compliance dates for non-accelerated filers and foreign private issuers to include in their annual reports a report by management on a company’s internal control over financial reporting and an accompanying auditor’s report (the “SEC Release”). The internal control reports are required by Section 404 of the Sarbanes-Oxley Act of 2002. The Company is a non-accelerated filer as defined under relevant SEC regulations. As a result of the SEC Release, the Company will not be required to include internal control reports in its annual report until its 2007 annual report, which is expected to be filed by the Company in 2008.
     In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. SFAS 123R is effective for all awards granted, modified, repurchased, or cancelled after the beginning of the first annual reporting period beginning after June 15, 2005. SFAS 123R provides for methods of applying this statement to existing awards during the transitional period. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans.
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
INTEREST RATE RISK
The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $24,000,000 of floating rate debt outstanding at September 30, 2005. A 100 basis point movement in interest rates on floating rate debt outstanding at September 30, 2005 would result in a change in earnings or loss before income taxes of approximately $240,000 per year.
FOREIGN EXCHANGE RATE RISK
If foreign exchange rates would have been collectively 10% weaker against the U.S. dollar in the first nine months of 2005, the approximately $1,579,000 net earnings would have been approximately $1,495,000.
The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At September 30, 2005, the Company had no forward exchange contracts outstanding.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such period, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and our disclosure controls and procedures are also not effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
CHANGE IN INTERNAL CONTROLS
     During the period ended September 30, 2005, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures, including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that the subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
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

Date: November 14, 2005

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005

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