Form 10-K/A
period 2004-12-31
OILGEAR CO
filed 2006-03-31
CIK 74058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/ A (Amendment No. 1)

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

THE OILGEAR COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K/ A
Year Ended December 31, 2004

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
Restatement
      On January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements primarily to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position.
      As a result of these adjustments, the Company restated certain of the previously filed financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by the Company for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K/ A.
      All financial information contained in this Annual Report on Form 10-K/ A gives effect to this restatement. Information regarding the effect of the restatement on the Company’s financial position as of December 31, 2004 and December 31, 2003 and results of operations and cash flows for 2004, 2003 and 2002 is provided in note 2 of the Notes to Consolidated Financial Statements.
      Also, see Item 6, “Selected Financial Data”, for the effect of the restatement on the Company’s 2000 and 2001 financial statements.
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
      Substantially all of the Company’s Domestic and European real property is pledged as collateral under the terms of the new financing arrangement that closed in February 2005. Mortgages have been recorded on these assets. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity.”
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
      The Company’s Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 52,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used for document storage. As discussed in Item 7 the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2004 annual report, the land and building are expected to be sold in 2006 and the subsidiary will move into a leased facility in the same area.
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
      Borrowings under the Company’s domestic and foreign loan agreements are collateralized by substantially all the assets of the Company. For further information about the Company’s outstanding debt, see note 5, “Short-Term Borrowings” and note 6, “Long-Term Debt” in the Notes To Consolidated Financial Statements included in Item 8 of this report. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Financial Condition and Liquidity” for further discussion.

Item 3.	Legal Proceedings.
      The Company is a defendant in a product liability lawsuit for which the claimant is claiming an approximately $1,500,000 loss resulting from lost or late shipments and additional costs of shipments during the time the claimant’s machine was not operating due to a failure of a manifold supplied by Oilgear. The case will be litigated in the courts and the Company believes it has a strong defense against this claim. The estimated range of loss that could result from this legal action is from $0 to $1,500,000 plus interest. We believe that any loss incurred would be adequately covered by product liability insurance.
      The Company is also a defendant in several other product liability actions which it believes are adequately covered by insurance, and certain other litigation incidental to its business, none of which is expected to materially impact the Company’s operations or financial results.

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

		Offices and Positions	Present Office
Name	Age	Held with Registrant	Held Since

David A. Zuege	64	President and Chief Executive Officer; Director; Member of Executive Committee	1996	(1)
Hubert Bursch	66	Vice President — European Operations; Director	1994	(2)
Robert D. Drake	51	Vice President — International Operations and Domestic System Sales; Director	2000	(3)
Thomas J. Price	62	Vice President — Chief Financial Officer and Secretary	2000	(4)
Dale C. Boyke	55	Vice President — Marketing & Sales; Director	1997	(5)

(1)	Mr. Zuege has been a member of the Board of Directors since 1982.

(2)	Mr. Bursch has been a member of the Board of Directors since 1997.

(3)	Mr. Drake served as Director of International Sales from 1988 to 1996 and Vice President Asia/ Latin American Operations from 1997 to 1999.

(4)	Mr. Price served as Vice President — Finance and Corporate Secretary from 1995 to 1999.

(5)	Mr. Boyke has been a member of the Board of Directors since 1998.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Equity Compensation Plan Information
      The following table provides information about the Company’s equity compensation plans as of December 31, 2004:

Number of
Securities
	Number of		Remaining Available
	Securities to Be	Weighted-Average	for Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)

Equity compensation plans approved by security holders	130,069	$5.21	17,621
Equity compensation plans not approved by security holders	—	—	—

Total	130,069	$5.21	17,621

Item 6.	Selected Financial Data.
      The following table sets forth selected consolidated financial information regarding the Company’s financial position and operating results. This information should be read in conjunction with “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto which appear elsewhere herein.
      On January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements primarily to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position. The required adjustments affected net earnings or (loss) for all years reported. Accordingly, the selected financial data has been restated, as indicated. See note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements.
      Along with filing this 2004 Form 10-K/ A, the Company expects to amend all three of its quarterly reports on Form 10-Q for 2005. The 2004 quarterly information in this Form 10-K/ A has been restated to conform with the 2004 quarterly information expected to be included in the amended 2005 Form 10-Q/ A’s. Amounts previously filed or otherwise reported for those periods is superseded by the information in this Annual Report on Form 10-K/ A, and the financial statements and related financial information contained in such reports should no longer be relied upon.
5 Year Summary

	2004(a)	2003(a)	2002(a)	2001(a)(c)	2000(a)(c)

Operations
Net sales	$94,422,000	$81,047,000	$75,239,000	$82,619,000	$92,318,000
Net earnings (loss)	251,000	(1,989,000)	(5,466,000)	(1,567,000)	555,000
Basic earnings (loss) per share	0.13	(1.02)	(2.80)	(0.80)	0.28
Diluted earnings (loss) per share	0.13	(1.02)	(2.80)	(0.80)	0.28
Dividends declared per share	—	—	—	0.14	0.28
Capitalization
Interest bearing debt	$22,636,000	$23,836,000	$23,195,000	$24,694,000	$23,331,000
Shareholders’ equity(a)	5,817,000	3,328,000	3,449,000	17,193,000	30,818,000
Total assets(a)	72,792,000	69,881,000	66,669,000	71,640,000	84,357,000
Book value per share(a)	2.97	1.71	1.76	8.85	15.60
December 31st stock price(b)	8.51	4.16	3.01	8.50	9.69

(a)	Years 2000 through 2004 have been restated. See note 2 of the Notes to Consolidated Financial Statements in Item 8.

(b)	The last sale price for the year in the Nasdaq Stock Market or the Nasdaq Small Cap Market, as applicable.

(c)	The unaudited selected financial data from the years ended December 31, 2001 and 2000 have been revised to reflect adjustments related to the restatements noted above.

      The effect of the restatement on the Company’s consolidated financial statements for 2000 through 2004 was as follows:
Increase (Decrease) Adjustments for the Restatement

	2004	2003	2002	2001	2000

Current assets	(49,176)	151,314	234,988	135,068	(125,449)
Other assets	25,869	—	—	—	—
Total assets	(23,307)	151,314	234,988	135,068	(125,449)
Total current liabilities	44,272	(12,400)	(73,508)	5,860	14,789
Other liabilities	202,067	151,104	126,378	90,279	78,451
Total liabilities	246,339	138,704	52,870	96,139	93,240
Retained earnings	(258,566)	(86,182)	109,329	16,927	(217,390)
Accumulated other comprehensive income	(11,080)	98,792	72,789	22,002	(1,299)
Shareholders’ equity	(269,646)	12,610	182,118	38,929	(218,689)
Net sales	(4,872)	60,900	(60,900)	—	—
Cost of sales	(73,788)	48,173	(234,529)	(128,901)	101,329
Gross profit	68,916	12,727	173,629	128,901	(101,329)
Operating income (loss)	(218,447)	(98,554)	74,528	47,226	(150,469)
Other non-operating income (loss), net	61,783	(79,243)	(2,734)	117,781	(84,120)
Income (loss) before income taxes and minority interest	(156,664)	(177,797)	71,794	235,007	(234,589)
Income tax expense (benefit)	15,720	17,714	(20,608)	690	(17,199)
Net earnings (loss)	(172,384)	(195,511)	92,402	234,317	(217,390)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement of Prior Period Financial Statements
      As further described in note 2 of the Notes to Consolidated Financial Statements, on January 27, 2006, the Company announced that certain of its historical financial statements required restatement. Consequently, Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 compared to December 31, 2003 and December 31, 2003 compared to 2002 are being restated.
      On January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements primarily to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position.
Overview
      The world economy continued to improve, which helped the Company generate net earnings in 2004. Net sales in 2004 increased by 16.5% over net sales in 2003 and all three of the Company’s business segments experienced an increase in net orders and net sales in 2004. Orders for highly engineered construction projects had the largest improvement in all three segments. The demand for Oilgear hydraulic pumps is continuing to grow and our marketing efforts added new customers in 2004. We continue to invest in new products and product enhancements with emphasis on reducing operating costs to keep the Company competitive in our industry.
Discussion of Results of Operations

	Restated — Note 2

	2004	2003	2002

Net orders	$99,544,000	$80,397,000	$84,356,000
Percentage increase (decrease)	23.8%	(4.7)%
Net sales (shipments)	94,422,000	81,047,000	75,239,000
Percentage increase	16.5%	7.7%

2004 vs. 2003
      The economic recovery that started late in 2003 continued throughout 2004 with orders for 2004 increasing by 23.8% from 2003. The Domestic segment’s orders increased in 2004 by 25.5% from 2003. Although the increase in orders encompassed most of the products in the Domestic segment, engineered construction projects, piston pumps and flow meters had the strongest recovery. The economy influenced most of the change but the increase in spending for defense by the United States government caused an increase in orders from the U.S. military for flow meters produced at our Milwaukee plant. In the European segment, orders in 2004 compared to 2003 increased by 16.5%. Some of the increase came from a weaker dollar against the Euro and Pound Sterling. The 2003 to 2004 change in the Euro and British pound average exchange rate relative to the U.S. dollar were increases of approximately 10.2% and 11.7%, respectively. Most of the exchange related increase came from orders received by our subsidiary in Leeds, England for hydraulic equipment used in weapons handling systems for submarines and in our Italian subsidiary for projects using specialty fluids in the steel industry. An increase in orders from customers in Latin America provided most of the 35.1% increase of 2004 orders in the International segment when compared to 2003. Consolidated order levels were stronger in 2004 compared to 2003 for engineered products used in aerospace, forging and aluminum extrusion.
      The increase in orders described above caused net sales in 2004 to increase by 16.5% over 2003, but the increase drops to an 11.7% increase after adjusting for the effect of converting the foreign currencies to U.S. dollars. Net sales for 2004 in the Domestic segment increased by 9.2% over 2003. The increase in piston pump sales was the primary reason for the overall increase while shipments of engineered construction projects have lagged behind because of longer lead time to complete. The European segment net sales for 2004 increased by 16.8% over 2003 but the increase drops to a 4.3% after adjusting for the increase from converting the Euro and British pound sterling to U.S. dollars. The International segment net sales for 2004 increased by 47.0% but the increase drops to a 43.0% after adjusting for the effect of converting the foreign currencies to U.S. dollars. The increase in the European and International segments came from contracts for highly engineered construction projects in the forging and extrusion industries.

2003 vs. 2002
      Although the domestic economy started to recover in 2003, the fluid power industry lagged in that recovery. Our net orders in 2003 decreased by 4.7% when compared to 2002. In 2002 our European segment received a large order for approximately $11,000,000 to supply equipment on a new forging press being installed in central France. This single order distorts the comparisons of orders between the periods being reported. Excluding this individual order from the 2002 total, net orders for 2003 would have increased by 9.4% when compared to 2002. Approximately 33% of the 2003 net orders were sold by our European segment and therefore were subject to translation from Euros and British pounds, which further distorts the year to year comparison as the Euro and British pound average exchange rate increased from their 2002 average by approximately 20% and 9%, respectively.

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
      Net sales in 2003 increased by 7.7% when compared to 2002. When comparing 2003 net sales to 2002 by segment, the Domestic segment increased by 2.0%, the European segment increased by 21.4% and the International segment decreased by 0.4%. Excluding the effect of favorable foreign exchange rates on sales, net sales for 2003 increased by 0.8% over 2002. The economic condition in the fluid power industry was the primary reason net sales, measured in local currencies, remained relatively flat in 2003. Roughly 47% of the approximately $11,000,000 forging press order entered in 2002 was recognized through net sales in 2003.

Backlog

	2004	2003	2002

Backlog at December 31	$34,034,000	$28,912,000	$29,562,000
Percentage increase (decrease)	17.7%	(2.2)%	44.6%
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

Gross Profit

	2004	2003	2002

Gross profit	$22,175,000	$18,700,000	$14,476,000
Percentage increase (decrease)	18.6%	29.2%	(23.1)%
Gross profit margin	23.5%	23.1%	19.2%
Percentage increase (decrease)	1.7%	20.3%	(15.8)%
      Gross profit increased $3.5 million, or 18.6% in 2004 when compared to 2003. In addition, gross profit margin continued to increase in 2004, up 1.7% from 23.1% in 2003 to 23.5% in 2004, despite rising material prices, health care costs, pension costs and intense price competition in our industry. The increase in net sales which contributed to coverage of fixed manufacturing costs and improved profit was the primary reason for the increase in margin.
      Gross profit increased $4.2 million or 29.2% in 2003 when compared to 2002. Gross profit margin also increased in 2003 (from 19.2% to 23.1%) despite the approximately $1,000,000 of added costs incurred from a manufacturing quality problem at our Fremont plant. By the end of 2003, that quality problem was substantially alleviated. The cost savings from closing plants, outsourcing to low cost vendors, a favorable union contract, the use of lean manufacturing techniques and a more favorable mix of products with higher profit margins all helped to improve the gross profit margin.

Selling, General and Administrative Expenses

	2004	2003	2002

Selling, General and Administrative Expenses	$19,957,000	$19,892,000	$18,578,000
Less:
Research and development	1,700,000	1,700,000	1,600,000

Selling, general and administrative less research and development	$18,257,000	$18,192,000	$16,978,000

Percentage increase	0.4%	7.2%	1.6%
Percentage of net sales	19.3%	22.4%	22.6%
      Selling, general and administrative expenses, less research and development, increased by 0.4% or approximately $65,000 in 2004. If the part of these expenses that were incurred in foreign currencies were converted using the 2003 average exchange rate instead of the 2004 average exchange rate, the expenses would have been approximately $924,000 or 5.1% lower. The most significant items that caused the decrease were a decrease of approximately $200,000 in pension expenses, a decrease of approximately $135,000 of legal fees, a decrease of approximately $120,000 in consulting fees and one time redundancy fees paid in 2003 to reduce employment in the European segment that were not repeated in 2004 and the savings from having fewer employees in 2004. Another item that decreased selling, general and administrative expenses was the cancellation of a provision entered in other liabilities for approximately $166,000 made by our Spanish subsidiary in 1998 to cover an assessment by the local government for road improvements that was paid in 2004 by another company in the area.
      Selling, general and administrative expenses, less research and development, increased by 7.2% or $1,214,000 in 2003. When the local foreign currency expenses were converted to US dollars using the average 2003 exchange rate the expenses were approximately $1,200,000 higher than the expenses would have been if they were converted using the 2002 average exchange rate. This was the primary reason for the increase in 2003. Another factor that increased these expenses in 2003 was the approximately $400,000 increase in pension costs allocated to selling, general and administrative expenses. These increases were partially offset by an approximately $249,000 reduction in charges related to various headcount reductions and other exit costs recorded in 2003 and 2002.
      The Company’s 2004 and 2003 research and development expenses totaled approximately $1,700,000 in each year. These expenses were $1,600,000 in 2002. The Company continues its commitment to the design and manufacture of new and more efficient hydraulic products to gain new customers and to develop new applications for the Company’s products.

Operating Income
      Operating income in 2004 was $2,218,000 compared to a $1,192,000 operating loss in 2003 and a $4,101,000 operating loss in 2002. The improved performance in 2004 was the result of increased net sales with higher gross profit margins. The improved performance in 2003 when compared to 2002 was the result of increased net sales with higher gross profit margins.

Interest Expense
      Interest expense increased by approximately $28,000 in 2004 and $75,000 in 2003 as the result of increased interest rates.

Income Tax
      Income tax effective rates were 64.6%, (23.7%), and 4.4% in 2004, 2003 and 2002, respectively. In recent years, the Company has recorded income tax expense on losses before income taxes and minority interest due to significant losses in the Domestic segment that are not benefited for tax purposes, coupled with earnings and related income tax expense in the European and International segments. In 2003, the reserve for income tax exposure items was reduced by approximately $800,000 to an amount supported by the risk associated with the possible tax liability, which is the primary reason for the negative effective tax rate. Changes in the valuation allowance were the principal reason for the fluctuation in effective tax rate in 2002. Also see note 9 of the Notes to the Consolidated Financial Statements for additional reconciliation of the tax rates.

Net Earnings
      Net earnings of $251,000 for 2004 compared to a $1,989,000 loss in 2003 was the result of generating operating income in 2004 versus operating losses in 2003.
      The net loss of $1,989,000 for 2003 was primarily the result of approximately $1,000,000 of costs related to the quality problems in our Fremont factory, approximately $500,000 of charges relating to inventory, receivables and fixed assets written off in our International segment and $296,000 of employee termination and other exit costs.
Outlook
      Although the overall growth rates that are reflected in the fluid power index data started to slow down in early 2005 from the very rapid growth of 2004, the outlook is still positive according to most forecasts. Our net orders in the first two months of 2005 increased by approximately 26.6% compared to the first two months of 2004, and our backlog at February 28, 2005 was at a record level of approximately $40,537,000, an increase of $6,503,000, or 19.1% since December 31, 2004. The continued weak value of the US dollar should have a positive effect on net sales and gross margins in the European and International segments. We are continuing to manage costs during this economic expansion as we did in the prior recession years. However, increasing costs for legal, auditing and other Sarbanes-Oxley compliance related costs will erode earnings potential. As part of our cost reduction and efficiency improvement efforts, we are in the process of downsizing our facility in Leeds, England and we expect to move these operations to a more efficient facility in 2006. We have entered into a conditional contract with a developer to sell our existing facility for 4,150,000 British pound sterling. All conditions in the contract have been met except for us moving to a new location. The property has close to a zero book value so the transaction will provide a significant gain when the move is completed in 2006. As of March 2006, the property is encumbered by a 3,200,000 British Pound Sterling mortgage with Barclays Bank.
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
Quarterly Financial Information (Unaudited) (Restated)

2004	First	Second	Third	Fourth

Net sales	$21,291,000	$23,272,000	$25,029,000	$24,830,000
Gross profit	5,190,000	5,531,000	5,617,000	5,837,000
Net earnings (loss)	(304,000)	168,000	223,000	164,000
Basic earnings (loss) per share of common stock	(0.16)	0.09	0.11	0.09
Diluted earnings (loss) per share of common stock	(0.16)	0.09	0.11	0.09
Stock price low*	3.77	3.60	3.55	4.50
Stock price high*	9.00	5.35	5.74	9.05

2003	First	Second	Third	Fourth

Net sales	$20,214,000	$20,610,000	$18,785,000	$21,438,000
Gross profit	4,299,000	4,918,000	4,432,000	5,051,000
Net loss	(894,000)	(363,000)	(635,000)	(97,000)
Basic loss per share of common stock	(0.46)	(0.19)	(0.32)	(0.05)
Diluted loss per share of common stock	(0.46)	(0.19)	(0.32)	(0.05)
Stock price low*	1.80	2.00	2.10	2.61
Stock price high*	5.20	2.70	3.41	5.03

*	High and low sales prices in the Nasdaq Stock Market or the Nasdaq Small Cap Stock Market, as applicable.
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
      Although the Company successfully entered into the post-balance sheet date refinancing, due to certain subjective acceleration clauses in the related Loan Agreement the entire line of credit borrowings under the Loan Agreement continued to be classified as short-term as of December 31, 2004 as the requirements of SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” were not met. In addition, the Company has examined the provisions of the new Loan Agreement and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company will be required to classify its revolving loan facility as short-term debt for the term of the new Loan Agreement, even though the revolving loan facility does not mature until January 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt, not withstanding the fact that it does not mature until January 2008.
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

Working Capital	2004	2003

Current assets	$52,479,000	$48,002,000
Current liabilities	40,716,000	20,818,000
Working capital	11,763,000	27,184,000
Current ratio	1.29	2.31
      Working capital decreased substantially in 2004, which was mostly due to the bank debt coming due on April 1, 2005. The current ratio decreased to 1.29 at December 31, 2004 from 2.31 at December 31, 2003. The expiring bank financing arrangement caused all the domestic bank debt to be classified as current debt, and that was the primary reason for the decrease in the current ratio.

Capitalization	2004	2003

Interest bearing debt	$22,636,000	$23,836,000
Shareholders’ equity	5,816,000	3,328,000
Debt and equity	28,452,000	27,164,000
Ratio	79.6%	87.7%
      Due to constraints in the Company’s expired debt agreement, the interest bearing debt was paid down by $1,200,000 in 2004.
      The primary factors causing Shareholders’ equity to increase during 2004 were (i) the consolidated net earnings in 2004 of approximately $251,000, (ii) the fact that the return on pension assets caused a decrease in the equity adjustment for minimum pension liability by $988,000 and (iii) the foreign currency rate changes during 2004 brought on by a weaker US dollar caused a $1,294,000 increase in total shareholders’ equity.
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
      Net cash provided by operating activities was $564,000 in 2004 compared to $2,136,000 provided in 2003. Net earnings provided cash in 2004 compared to a net loss that used cash in 2003. Depreciation and amortization remained consistent in 2004 and 2003. Slow payment of accounts payable was the primary reason for the $2,265,000 and $1,851,000 increases in the account in 2004 and 2003, respectively. Increased net sales caused the use of approximately $833,000 of cash from trade accounts receivable in 2004 compared to $850,000 of cash provided in 2003. The increase in work-in-process inventory resulting from an increase in net sales caused total inventories to increase in 2004 and 2003 which resulted in the use of cash of $1,197,000 and $695,000, respectively. Contracts using percentage-of-completion had more accumulated costs than billings in 2004 causing billings, costs and estimated earnings on uncompleted contracts to use $2,399,000 of cash. In 2003, the contracts using percentage-of-completion had more billings and payments than accumulated costs and provided $1,272,000 of cash. Other accrued expenses and income taxes used approximately $293,000 of cash in 2004 compared to using $1,363,349 in 2003. An unusually large balance of sales tax, approximately $314,000, at the end of 2003 which was paid in 2004 was the primary reason for the use of cash in 2004 and the large reduction in the income tax payable in 2003 was the primary reason for the use of cash in 2003. Other-net is made up of changes in various deposits, deferred compensation, and non-trade receivables. The change in these items used approximately $536,000 of cash in 2004 compared to providing $412,000 of cash in 2003. The primary items contributing to the $536,000 change to other-net in 2004 are an increase in a French value added tax receivable by approximately $186,000 and the cancellation of a provision posted in other liabilities for approximately $166,000 by our Spanish subsidiary in 1998 to cover an assessment by the local government for road improvements that was paid in 2004 by another company in the area.
      Net property, plant and equipment was $18,163,000 at December 31, 2004 compared to $19,682,000 at December 31, 2003. Capital expenditures in 2004 were $1,178,000 compared to depreciation and amortization of $3,122,000. The sale of shares received from a demutualization of an insurance company generated $307,000 of cash in 2004.
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
      The Company did not declare or pay any dividends in 2004 or 2003.
      The following table provides information as of December 31, 2004, with respect to the Company’s known contractual obligations.

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long term debt and capital leases	$20,026,000	$18,724,000	$979,000	$323,000	$0
Operating leases	4,449,000	2,085,000	2,033,000	331,000	0
Interest commitments on interest bearing debt	5,288,000	1,888,000	3,280,000	120,000	0
Funding contributions to pension plans	10,910,000	4,272,000	4,950,000	1,688,000	0

Total	$40,673,000	$26,969,000	$11,242,000	$2,462,000	$0

      Under the new three year Loan Agreement, principal payments against the approximately $10,400,000 of long-term loans will be approximately $1,320,000 per year. The amounts drawn (subject to advance rates based on eligible accounts receivable and inventory) on the approximately $18,800,000 of revolving line of credit loan facilities will be classified as current debt. The approximately $6,175,000 demand loan from Barclays Bank PLC will be paid back when the Company realizes the proceeds (estimated at $7,700,000) from the sale of our facility in Leeds, England. The Company expects to move the Leeds factory in 2006 and therefore remove the last remaining condition to complete this transaction.

      Interest will be paid on the bank debt at a variable rate based on LIBOR. The Company believes theses variable rates will increase during the thirty six month term of the loan to 9.0%. The interest commitments on interest bearing debt included in the above contractual obligation schedule is for the term of the Loan Agreement which ends of January 28, 2008.
      The minimum funding requirements for the Company’s defined pension plans has been determined by the Company’s actuaries to be as reported in the above table of contractual obligations through December 31, 2008.
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
      Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include accounting for percentage-of-completion contracts, accounting for allowances for doubtful accounts receivable, accounting for investment securities, accounting for pensions, accounting for inventory obsolescence and accounting for income taxes.
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
      The Company does not buy and sell investment securities with the objective of generating profits on short term differences in price. As such, we classify and account for investment securities as available-for-sale securities in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 115, Accounting for Certain investments in Debt and Equity Securities.
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
CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS’ EQUITY
THE OILGEAR COMPANY AND SUBSIDIARIES
Years Ended December 31, 2004, 2003 and 2002

	Restated(a)

	2004	2003	2002

OPERATIONS
Net sales (note 3)	$94,421,985	$81,046,744	$75,239,272
Cost of sales (note 4)	72,246,734	62,346,720	60,762,784

Gross profit	22,175,251	18,700,024	14,476,488
Selling, general and administrative expenses	19,957,254	19,891,542	18,577,555

Operating income (loss)	2,217,997	(1,191,518)	(4,101,067)
Interest expense	1,357,217	1,329,487	1,254,504
Other non-operating income, net (note 8)	129,687	17,735	176,413

Income (loss) before income taxes and minority interest	990,467	(2,503,270)	(5,179,158)
Income tax expense (benefit) (note 9)	640,084	(593,284)	226,749
Minority interest	99,828	78,956	60,489

Net earnings (loss)	$250,555	$(1,988,942)	$(5,466,396)

Basic weighted average outstanding shares	1,960,298	1,955,898	1,951,136

Diluted weighted average outstanding shares	1,982,538	1,955,898	1,951,136

Basic earnings (loss) per share of common stock	$0.13	$(1.02)	$(2.80)

Diluted earnings (loss) per share of common stock	$0.13	$(1.02)	$(2.80)

SHAREHOLDERS’ EQUITY
Common stock (note 10):
Balance at beginning of year	$1,990,783	$1,990,783	$1,990,783

Balance at end of year	$1,990,783	$1,990,783	$1,990,783

Capital in excess of par value (note 10):
Balance at beginning of year	$9,497,906	$9,497,906	$9,497,906

Balance at end of year	$9,497,906	$9,497,906	$9,497,906

Retained earnings (note 10):
Balance at beginning of year(a)	$14,035,406	$16,034,477	$21,537,346
Net earnings (loss)(a)	250,555	(1,988,942)	(5,466,396)
Loss on sale of treasury stock	(34,935)	(10,129)	(36,473)

Balance at end of year(a)	$14,251,026	$14,035,406	$16,034,477

Treasury stock (note 10):
Balance at beginning of year	$(285,087)	$(305,192)	$(433,814)
Purchases of 660 shares in 2002	—	—	(4,950)
Sales to employee benefit plans of 2,500, 2,500 and 13,836 shares in 2004, 2003 and 2002, respectively	44,460	20,105	133,572

Balance at end of year	$(240,627)	$(285,087)	$(305,192)

Notes receivable from employees (note 10):
Balance at beginning of year	$(96,236)	$(161,055)	$(144,956)
Sales under employee stock purchase plan	—	—	(87,120)
Payments received/forgiven on notes	47,432	64,819	71,021

Balance at end of year	$(48,804)	$(96,236)	$(161,055)

Accumulated other comprehensive loss:
Foreign currency translation adjustment:
Balance at beginning of year(a)	$114,086	$(2,426,902)	$(4,228,645)
Translation adjustment(a)	1,293,684	2,540,988	1,801,743

Balance at end of year(a)	$1,407,770	$114,086	$(2,426,902)

Unrealized investment gains:
Balance at beginning of year(a)	$101,053	$75,375	$21,836
Unrealized investment gains arising during year(a)	18,349	25,678	53,539
Reclassification adjustment for investment gains realized during year(a)	(119,402)	—	—
Balance at end of year(a)	$—	$101,053	$75,375

Minimum pension liability adjustment:
Balance at beginning of year	$(22,029,429)	$(21,256,099)	$(11,047,000)
Minimum pension liability adjustment	988,067	(773,330)	(10,209,099)

Balance at end of year	(21,041,362)	(22,029,429)	(21,256,099)

Total shareholders’ equity(a)	$5,816,692	$3,328,482	$3,449,293

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
THE COMPANY AND SUBSIDIARIES
December 31, 2004 and 2003

	Restated(a)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,109,409	$6,235,975
Trade accounts receivable, less allowance for doubtful receivables of $340,000 and $250,000 in 2004 and 2003, respectively	17,029,550	15,475,564
Costs and estimated earnings in excess of billings on uncompleted contracts (note 4)	3,532,711	1,317,695
Inventories (note 4)	25,479,888	23,509,130
Prepaid expenses	1,033,301	662,477
Other current assets	1,294,555	801,433

Total current assets	52,479,414	48,002,274

Property, plant and equipment, at cost (notes 5 and 6)
Land	1,535,231	1,144,305
Buildings	12,842,337	12,476,163
Machinery and equipment	51,880,198	50,622,256
Drawings, patterns and patents	6,131,266	5,867,277

	72,389,032	70,110,001
Less accumulated depreciation and amortization	54,226,261	50,428,127

Net property, plant and equipment	18,162,771	19,681,874
Other assets (note 10)	2,149,737	2,196,449

	$72,791,922	$69,880,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (note 5)	$2,610,291	$2,182,892
Current installments of long-term debt (note 6)	18,724,046	2,067,019
Accounts payable	10,840,538	8,248,978
Billings in excess of costs and estimated earnings on uncompleted contracts (note 4)	581,927	933,905
Customer deposits	1,706,846	1,424,442
Accrued compensation and employee benefits	3,355,500	2,885,267
Other accrued expenses and income taxes (note 9)	2,897,081	3,075,956

Total current liabilities	40,716,229	20,818,459

Long-term debt, less current installments (note 6)	1,302,124	19,586,095
Unfunded employee retirement plan costs (note 10)	15,576,040	15,995,875
Unfunded post-retirement health care and life insurance costs (note 10)	7,650,000	8,200,000
Other noncurrent liabilities	693,861	1,014,538

Total liabilities	65,938,254	65,614,967

Minority interest in consolidated subsidiaries	1,036,976	937,148
Commitments and contingencies (notes 10 and 12) Shareholders’ equity (notes 6 and 10):
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 1,990,783 shares in 2004 and 2003; outstanding 1,963,672 and 1,957,898 shares in 2004 and 2003, respectively	1,990,783	1,990,783
Capital in excess of par value	9,497,906	9,497,906
Retained earnings	14,251,026	14,035,406

	25,739,715	25,524,095
Deduct:
Treasury stock, 27,111 and 32,885 shares in 2004 and 2003, respectively	(240,627)	(285,087)
Notes receivable from employees for purchase of Company common stock	(48,804)	(96,236)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	1,407,770	114,086
Unrealized investment gains	—	101,053
Minimum pension liability adjustment (note 10)	(21,041,362)	(22,029,429)

	(19,633,592)	(21,814,290)

Total shareholders’ equity	5,816,692	3,328,482

	$72,791,922	$69,880,597

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THE OILGEAR COMPANY AND SUBSIDIARIES
Years Ended December 31, 2004, 2003 and 2002

	Restated(a)

	2004	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$250,555	$(1,988,942)	$(5,466,396)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,122,049	3,068,034	3,575,653
Realized gain on sale of investments	(119,402)	—	—
Compensation element of sales of common stock and treasury stock to employees and employee savings plan	35,185	42,482	52,830
Deferred income taxes	(52,000)	147,000	(94,000)
Minority interest in net earnings of consolidated subsidiaries	99,828	78,956	60,489
Change in assets and liabilities:
Trade accounts receivable	(832,754)	849,825	3,088,423
Inventories	(1,197,316)	(695,223)	3,227,288
Billings, costs and estimated earnings on uncompleted contracts	(2,398,682)	1,271,994	(2,804,088)
Prepaid expenses	(304,028)	(166,295)	(66,999)
Accounts payable	2,265,358	1,851,167	285,501
Customer deposits	211,320	(1,414,718)	969,595
Accrued compensation	313,457	42,603	(864,451)
Other accrued expense and income taxes	(292,777)	(1,363,349)	480,842
Other, net	(536,383)	412,357	(344,933)

Net cash provided by operating activities	$564,410	$2,135,891	$2,099,754

Cash flows used by investing activities:
Additions to property, plant and equipment	(1,177,873)	(1,046,833)	(1,367,838)
Proceeds from sale of investments	307,183	—	—

Net cash used by investing activities	$(870,690)	$(1,046,833)	$(1,367,838)

Cash flows provided (used) by financing activities:
Net borrowings under line of credit agreements	260,058	1,561,752	(5,193,835)
Repayment of long-term debt	(2,064,105)	(3,021,218)	—
Proceeds from issuance of long-term debt	378,252	1,876,102	3,610,728
Payments of financing fees	(448,038)	(74,238)	—
Payments received on notes receivable from employees	21,773	32,317	28,167

Net cash provided (used) by financing activities	$(1,852,060)	$374,715	$(1,554,940)

Effect of exchange rate changes on cash and cash equivalents	$31,775	$646,196	$(47,693)

Net increase (decrease) in cash and cash equivalents	(2,126,566)	2,109,969	(870,717)
Cash and cash equivalents:
At beginning of year	6,235,975	4,126,006	4,996,723

At end of year	$4,109,409	$6,235,975	$4,126,006

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,371,555	$1,341,065	$1,279,499
Income taxes	362,135	154,265	121,826

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THE OILGEAR COMPANY AND SUBSIDIARIES
Years Ended December 31, 2004, 2003 and 2002

	Restated(a)

	2004	2003	2002

Net earnings (loss)	$250,555	$(1,988,942)	$(5,466,396)
Other comprehensive income (loss):
Foreign currency translation adjustment(a)	1,293,684	2,540,988	1,801,743
Unrealized investment gains arising during year(a)	18,349	25,678	53,539
Reclassification adjustment for investment gains realized during year(a)	(119,402)	—	—
Minimum pension liability adjustment	988,067	(773,330)	(10,209,099)

Total comprehensive earnings (loss)	$2,431,253	$(195,606)	$(13,820,213)

(a)	See note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

(F) Investments
      The Company classifies its investments as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity. Realized gains and losses, and declines in value judged to be other than temporary, are included in “other non-operating, net” on the consolidated statements of operations.
      When it is determined investments are other than temporarily impaired, an impairment loss is recorded in earnings and a new cost basis is established for the impaired security. At December 31, 2004 and 2003, no securities were deemed to be other than temporarily impaired. Investments are included in “other current assets” on the consolidated balance sheet and were $0 and $288,833 at December 31, 2004 and 2003, respectively.

(G) Revenue Recognition
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

(H) Stock Option Plan
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

	Restated(a)

	2004	2003	2002

Net earnings (loss) as reported	$250,555	$(1,988,942)	$(5,466,396)
Add: Stock-based compensation expense included in reported net earnings (loss)	25,660	32,506	37,904
Deduct: Stock-based compensation expense determined under fair value-based method	54,507	62,852	74,642

Pro forma earnings (loss)	$221,708	$(2,019,288)	$(5,503,134)
Basic earnings (loss) per common share:
As reported	$.13	$(1.02)	$(2.80)
Pro forma	.11	(1.03)	(2.82)
Diluted earnings (loss) per common share:
As reported	$.13	$(1.02)	$(2.80)
Pro forma	.11	(1.03)	(2.82)

(a)	See note 2, “Restatement of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      The fair value of the Company’s stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 3.5 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: 2004- expected volatility of 45% and expected dividend yield of 0%; 2003- expected volatility of 43% and expected dividend yield of 0%; 2002-expected volatility of 31% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

(I) Foreign Currency Exchange Contracts
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

(J) Income Taxes
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

(K) Research and Development Costs
      Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Total research and development expense was approximately $1,700,000 in 2004, $1,700,000 in 2003, and $1,600,000 in 2002.

(L) Use of Estimates
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

(M) Earnings (Loss) Per Share
      Basic earnings per share (EPS) is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic EPS does

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
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

(2)	Restatement of Consolidated Financial Statements
      On January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position.
      As a result of the restatement, the Company’s 2002 beginning retained earnings was increased approximately $17,000. This was primarily comprised of an approximately $188,000 increase to reflect the realized gain on shares of stock it received from a 2001 demutualization of an insurance company in which it was a member, offset by decreases related to inventory and inventory related items (i.e., warranty) and post-retirement obligations for certain of its foreign subsidiaries of approximately $127,000 and $44,000, respectively.
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated

Net sales	$94,426,857	$(4,872)	2	$94,421,985
Cost of sales	72,320,522	(73,788)	2,4,5	72,246,734

Gross profit	22,106,335	68,916		22,175,251
Selling, general and administrative expenses	19,669,891	287,363	1,3,4,6	19,957,254

Operating income	2,436,444	(218,447)		2,217,997
Interest expense	1,357,217	—		1,357,217
Other non operating income, net	67,904	61,783	1,2,3	129,687

Income before income taxes and minority interest	1,147,131	(156,664)		990,467
Income tax expense	624,364	15,720	7	640,084
Minority interest	99,828	—		99,828

Net earnings	$422,939	$(172,384)		$250,555

Basic weighted average outstanding shares	1,960,298	—		1,960,298

Diluted weighted average outstanding shares	1,982,538	—		1,982,538

Basic earnings per share of common stock	$0.22	$(0.09)		$0.13

Diluted earnings per share of common stock	$0.21	$(0.08)		$0.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2003.

	As Previously
	Reported	Adjustments	Notes	As Restated

Net sales	$80,985,844	$60,900	4	$81,046,744
Cost of sales	62,298,547	48,173	2,3,5	62,346,720

Gross profit	18,687,297	12,727		18,700,024
Selling, general and administrative expenses	19,780,261	111,281	3,4,6	19,891,542

Operating loss	(1,092,964)	(98,554)		(1,191,518)
Interest expense	1,329,487	—		1,329,487
Other non operating income, net	96,978	(79,243)	2,3	17,735

Loss before income taxes and minority interest	(2,325,473)	(177,797)		(2,503,270)
Income tax expense	(610,998)	17,714	7	(593,284)
Minority interest	78,956	—		78,956

Net loss	$(1,793,431)	$(195,511)		$(1,988,942)

Basic weighted average outstanding shares	1,955,898	—		1,955,898

Diluted weighted average outstanding shares	1,955,898	—		1,955,898

Basic loss per share of common stock	$(0.92)	$(0.10)		$(1.02)

Diluted loss per share of common stock	$(0.92)	$(0.10)		$(1.02)

      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2002.

	As Previously
	Reported	Adjustments	Notes	As Restated

Net sales	$75,300,172	$(60,900)	4	$75,239,272
Cost of sales	60,997,313	(234,529)	2,5	60,762,784

Gross profit	14,302,859	173,629		14,476,488
Selling, general and administrative expenses	18,478,454	99,101	3,4,6	18,577,555

Operating loss	(4,175,595)	74,528		(4,101,067)
Interest expense	1,254,504	—		1,254,504
Other non operating income, net	179,147	(2,734)	2,3	176,413

Loss before income taxes and minority interest	(5,250,952)	71,794		(5,179,158)
Income tax expense	247,357	(20,608)	7	226,749
Minority interest	60,489	—		60,489

Net loss	$(5,558,798)	$92,402		$(5,466,396)

Basic weighted average outstanding shares	1,951,136			1,951,136

Diluted weighted average outstanding shares	1,951,136			1,951,136

Basic loss per share of common stock	$(2.85)	$0.05		$(2.80)

Diluted loss per share of common stock	$(2.85)	$0.05		$(2.80)

(1)	In 2001, the Company received shares of stock in connection with the demutualization of an insurance company in which it was a member. The Company originally recorded a $307,000 gain in 2004 as a reduction to selling general and administrative expenses. Adjustment reflects an increase of approximately $307,000 to selling, general and administrative expenses in 2004 and an increase of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

$119,000 to other non operating income, net for the gain on the sale of the shares in 2004. The remainder of the gain of approximately $188,000 is now properly reflected as income in 2001.

(2)	Reflects adjustments to reclassify cash discounts earned on purchases of approximately $13,000, $73,000 and $74,000 from non-operating income to a reduction of cost of sales for the year ended December 31, 2004, 2003 and 2002, respectively, and discounts given to customers of approximately $5,000 from non-operating income to a reduction of net sales for the year ended December 31, 2004.

(3)	Reflects adjustments to reclassify gains and losses from the sale of long lived assets from non-operating income to operating income of $49,000, $6,000 and $(74,000) for years ended December 31, 2004, 2003 and 2002, respectively.

(4)	Reflects adjustments for certain items previously not considered to be material, individually or in the aggregate, totalling approximately $1,000, ($61,000) and $61,000 or the years ended December 31, 2004, 2003 and 2002, respectively.

(5)	Reflects adjustments for certain inventory and inventory related items (i.e. warranty) previously not considered to be material, individually or in the aggregate, totalling approximately $(48,000), $210,000 and $(160,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

(6)	Reflects adjustments to record post-retirement benefit obligations for certain of the Company’s foreign subsidiaries previously not considered to be material, individually or in the aggregate, totalling approximately $14,000, $29,000 and $28,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(7)	Reflects adjustments to foreign income taxes for the items noted above of approximately $16,000, $18,000 and ($21,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$4,109,409	$—		$4,109,409
Trade accounts receivable, less allowance for doubtful	17,029,550	—		17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	3,532,711	—		3,532,711
Inventories	25,529,064	(49,176)	3	25,479,888
Prepaid expenses	1,033,301	—		1,033,301
Other current assets	1,294,555	—		1,294,555

Total current assets	52,528,590	(49,176)		52,479,414

Property, plant and equipment, at cost
Land	1,535,231	—		1,535,231
Buildings	12,842,337	—		12,842,337
Machinery and equipment	51,880,198	—		51,880,198
Drawings, patterns and patents	6,131,266	—		6,131,266

	72,389,032	—		72,389,032
Less accumulated depreciation and amortization	54,226,261	—		54,226,261

Net property, plant and equipment	18,162,771	—		18,162,771
Other assets	2,123,868	25,869	2	2,149,737

	$72,815,229	$(23,307)		$72,791,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

	As Previously
	Reported	Adjustments	Notes	As Restated

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$2,610,291	$—		$2,610,291
Current installments of long term debt	18,724,046	—		18,724,046
Accounts payable	10,830,336	10,202	2	10,840,538
Billings in excess of costs and estimated earnings on uncompleted contracts	581,927	—		581,927
Customer deposits	1,706,846	—		1,706,846
Accrued compensation and employee benefits	3,413,427	(57,927)	4	3,355,500
Other accrued expenses and income taxes	2,805,084	91,997	2,3,5	2,897,081

Total current liabilities	40,671,957	44,272		40,716,229

Long term debt, less current installments	1,302,124	—		1,302,124
Unfunded employee retirement plan costs	15,373,973	202,067	4	15,576,040
Unfunded post retirement health care and life insurance costs	7,650,000	—		7,650,000
Other noncurrent liabilities	693,861	—		693,861

Total liabilities	65,691,915	246,339		65,938,254

Minority interest in consolidated subsidiaries	1,036,976	—		1,036,976
Shareholders’ equity:
Common stock	1,990,783	—		1,990,783
Capital in excess of par value	9,497,906	—		9,497,906
Retained earnings	14,509,592	(258,566)		14,251,026

	25,998,281	(258,566)		25,739,715
Deduct:
Treasury stock	(240,627)	—		(240,627)
Notes receivable for purchase of Company common stock	(48,804)	—		(48,804)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	1,418,850	(11,080)		1,407,770
Unrealized investment gains	—	—		—
Minimum pension liability adjustment	(21,041,362)	—		(21,041,362)

	(19,622,512)	(11,080)		(19,633,592)

Total shareholders’ equity	6,086,338	(269,646)		5,816,692

Total liabilities and shareholders’ equity	$72,815,229	$(23,307)		$72,791,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2003.

	As Previously
	Reported	Adjustments	Notes	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$6,235,975	$—		$6,235,975
Trade accounts receivable, less allowance for doubtful	15,475,564	—		15,475,564
Costs and estimated earnings in excess of billings on uncompleted contracts	1,317,695	—		1,317,695
Inventories	23,646,649	(137,519)	3	23,509,130
Prepaid expenses	662,477	—		662,477
Other current assets	512,600	288,833	1	801,433

Total current assets	47,850,960	151,314		48,002,274

Property, plant and equipment, at cost
Land	1,144,305	—		1,144,305
Buildings	12,476,163	—		12,476,163
Machinery and equipment	50,622,256	—		50,622,256
Drawings, patterns and patents	5,867,277	—		5,867,277

	70,110,001	—		70,110,001
Less accumulated depreciation and amortization	50,428,127	—		50,428,127

Net property, plant and equipment	19,681,874	—		19,681,874
Other assets	2,196,449	—		2,196,449

	$69,729,283	$151,314		$69,880,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$2,182,892	$—		$2,182,892
Current installments of long term debt	2,067,019	—		2,067,019
Accounts payable	8,248,978	—		8,248,978
Billings in excess of costs and estimated earnings on uncompleted contracts	933,905	—		933,905
Customer deposits	1,424,442	—		1,424,442
Accrued compensation and employee benefits	2,917,263	(31,996)	4	2,885,267
Other accrued expenses and income taxes	3,056,360	19,596	3,5	3,075,956

Total current liabilities	20,830,859	(12,400)		20,818,459

Long term debt, less current installments	19,586,095	—		19,586,095
Unfunded employee retirement plan costs	15,844,771	151,104	4	15,995,875
Unfunded post retirement health care and life insurance costs	8,200,000	—		8,200,000
Other noncurrent liabilities	1,014,538	—		1,014,538

Total liabilities	65,476,263	138,704		65,614,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

	As Previously
	Reported	Adjustments		Notes	As Restated

Minority interest in consolidated subsidiaries	$937,148	$—			$937,148
Shareholders’ equity:
Common stock	1,990,783	—			1,990,783
Capital in excess of par value	9,497,906	—			9,497,906
Retained earnings	14,121,588 25,610,277	(86,182	) (86,182)		14,035,406 25,524,095
Deduct:	(285,087)	—			(285,087)
Treasury stock
Notes receivable for purchase of Company common stock	(96,236)	—			(96,236)
Accumulated other comprehensive loss:	116,347	(2,261)			114,086
Foreign currency translation adjustment	—	101,053		1	101,053
Unrealized investment gains	(22,029,429)	—			(22,029,429)
Minimum pension liability adjustment	(21,913,082)	98,792			(21,814,290)
	3,315,872	12,610			3,328,482
Total shareholders’ equity	$69,729,283	$151,314			$69,880,597
Total liabilities and shareholders’ equity

(1)	Reflects adjustments to reflect fair value of shares of stock received in 2001 in conjunction with the demutualization of an insurance company and related unrealized gains as of December 31, 2003.

(2)	Reflects adjustments for certain items previously not considered to be material, individually or in the aggregate. At December 31, 2004, the adjustments increased other current assets by approximately $26,000, accounts payable by approximately $10,000 and other accrued expenses and income taxes by approximately $17,000.

(3)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered to be material, individually or in the aggregate. Adjustments decreased inventory by approximately $49,000 and $138,000 at December 31, 2004 and 2003, respectively, and increased other accrued expenses and income taxes by $79,000 and $39,000 at December 31, 2004 and 2003, respectively.

(4)	Reflects adjustments to record post-retirement benefit obligations for certain of the Company’s foreign subsidiaries previously not considered material, individually or in the aggregate. Adjustments increased unfunded employee retirement plan costs by approximately $144,000 and $119,000 at December 31, 2004 and 2003, respectively. Also includes adjustments to reclassify post-retirement benefit obligations for these subsidiaries from accrued compensation and pension expense to unfunded employee retirement plan costs (approximately $58,000 and $32,000 at December 31, 2004 and 2003, respectively).

(5)	Reflects adjustments to foreign income taxes for the items noted above. Adjustments decreased other accrued expenses and income taxes by approximately $4,000 and $19,000 at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net earnings	$422,939	$(172,384)	2	$250,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,122,049			3,122,049
Realized gain on sale of investments	—	(119,402)	1	(119,402)
Compensation element of sales of common stock and treasury stock to employees and employee savings plan	35,185	—		35,185
Deferred income taxes	(44,000)	(8,000)		(52,000)
Minority interest in net earnings of consolidated subsidiaries	99,828	—		99,828
Change in assets and liabilities:
Trade accounts receivable	(832,754)			(832,754)
Inventories	(1,108,973)	(88,343)	2	(1,197,316)
Billings, costs and estimated earnings on uncompleted contracts	(2,398,682)	—		(2,398,682)
Prepaid expenses	(304,028)	—		(304,028)
Accounts payable	2,255,156	10,202	2	2,265,358
Customer deposits	211,320	—		211,320
Accrued compensation	297,244	16,213	2	313,457
Other accrued expense and income taxes	—	(292,777)	2,4	(292,777)
Other, net	(1,331,730)	795,347	2,3,4	(536,383)

Net cash provided by operating activities	$423,554	$140,856		$564,410

Cash flows used in investing activities:
Additions to property, plant and equipment	(1,177,873)	—		(1,177,873)
Proceeds from sale of investments	—	307,183	1	307,183

Net cash used by investing activities	$(1,177,873)	$307,183		$(870,690)

Cash flows used in by financing activities:
Net borrowings under line of credit agreements	260,058	—		260,058
Repayment of long-term debt	(2,064,105)	—		(2,064,105)
Proceeds from issuance of long-term debt	378,252	—		378,252
Payments of financing fees	—	(448,038)	3	(448,038)
Payments received on notes receivable from employees	21,773	—		21,773

Net cash used in by financing activities	$(1,404,022)	$(448,038)		$(1,852,060)

Effect of exchange rate changes on cash and cash equivalents	$31,775	$—		$31,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

	As Previously
	Reported		Adjustments	Notes	As Restated

Net decrease in cash and cash equivalents		$(2,126,566)	—			$(2,126,566)
Cash and cash equivalents:
At beginning of year	6,235,975 $	4,109,409			6,235,975 $	4,109,409
At end of year

Supplemental disclosures of cash flow information:
Cash paid during the year for:		$1,371,555				$1,371,555
Interest		362,135				362,135
Income taxes
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for year ended December 31, 2003.

	As Previously
	Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net earnings	$(1,793,431)	$(195,511)	2	$(1,988,942)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,068,034	—		3,068,034
Compensation element of sales of common stock and treasury stock to employees and employee savings plan	42,482	—		42,482
Deferred income taxes	185,380	(38,380)	2	147,000
Minority interest in net earnings of consolidated subsidiaries	78,956	—		78,956
Change in assets and liabilities:
Trade accounts receivable	849,825	—		849,825
Inventories	(865,475)	170,252	2	(695,223)
Billings, costs and estimated earnings on uncompleted contracts	1,332,894	(60,900)	2	1,271,994
Prepaid expenses	(166,295)	—		(166,295)
Accounts payable	1,851,167	—		1,851,167
Customer deposits	(1,414,718)	—		(1,414,718)
Accrued compensation	14,158	28,445	2	42,603
Other accrued expense and income taxes	—	(1,363,349)	2&4	(1,363,349)
Other, net	(1,121,324)	1,533,681	2,3&4	412,357

Net cash provided by operating activities	$2,061,653	$74,238		$2,135,891

Cash flows used by investing activities:
Additions to property, plant and equipment	(1,046,833)			(1,046,833)

Net cash used by investing activities	$(1,046,833)			$(1,046,833)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

	As Previously
	Reported	Adjustments	Notes	As Restated

Cash flows provided by financing activities:
Net borrowings under line of credit agreements	$1,561,752			$1,561,752
Repayment of long-term debt	(3,021,218)			(3,021,218)
Proceeds from issuance of long-term debt	1,876,102			1,876,102
Payments of financing fees	—	(74,238)	3	(74,238)
Payments received on notes receivable from employees	32,317	—		32,317

Net cash provided by financing activities	$448,953	$(74,238)		$374,715

Effect of exchange rate changes on cash and cash equivalents	$646,196	—		$646,196

Net increase in cash and cash equivalents	2,109,969	—		2,109,969

Cash and cash equivalents:
At beginning of year	4,126,006			4,126,006

At end of year	$6,235,975			$6,235,975

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,341,065			$1,341,065
Income taxes	154,265			154,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for year ended December 31, 2002.

	As Previously
	Reported	Adjustments	Notes	As Restated

Cash flows from operating activities:
Net earnings	$(5,558,798)	$92,402	2	$(5,466,396)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,575,653	—		3,575,653
Compensation element of sales of common stock and treasury stock to employees and employee savings plan	52,830	—		52,830
Deferred income taxes	(94,000)	—		(94,000)
Minority interest in net earnings of consolidated subsidiaries	60,489	—		60,489
Change in assets and liabilities:
Trade accounts receivable	3,088,423	—		3,088,423
Inventories	3,334,569	(107,281)	2	3,227,288
Billings, costs and estimated earnings on uncompleted contracts	(2,864,988)	60,900	2	(2,804,088)
Prepaid expenses	(66,999)	—		(66,999)
Accounts payable	285,501	—		285,501
Customer deposits	969,595	—		969,595
Accrued compensation	445,035	(1,309,486)	2&4	(864,451)
Other accrued expense and income taxes	—	480,842	2	480,842
Other, net	(1,127,556)	782,623	4	(344,933)

Net cash provided by operating activities	$2,099,754	$—		$2,099,754

Cash flows used by investing activities:
Additions to property, plant and equipment	(1,367,838)	—		(1,367,838)

Net cash used by investing activities	$(1,367,838)	$—		$(1,367,838)

Cash flows used by financing activities:
Net borrowings under line of credit agreements	(5,193,835)	—		(5,193,835)
Proceeds from issuance of long-term debt	3,610,728	—		3,610,728
Payments received on notes receivable from employees	28,167	—		28,167

Net cash used by financing activities	$(1,554,940)	$—		$(1,554,940)

Effect of exchange rate changes on cash and cash equivalents	$(47,693)	—		(47,693)

Net decrease in cash and cash equivalents	(870,717)	—		(870,717)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

	As Previously
	Reported	Adjustments	Notes	As Restated

Cash and cash equivalents:
At beginning of year	4,996,723			4,996,723

At end of year	$4,126,006			$4,126,006

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,279,499			$1,279,499
Income taxes	121,826			121,826

(1)	Reflects adjustments to record realized gains on the sale in 2004 of shares of stock received in 2001 in conjunction with the demutualization of an insurance company further described in the consolidated balance sheets adjustments above.

(2)	Reflects adjustments noted in the consolidated balance sheets or statements of operations above.

(3)	Reflects adjustments to reclassify deferred financing costs from “Other, net” in the cash flows from operating activities to cash flows from financing activities of approximately $448,000, $74,238, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively.

(4)	Reflects adjustments to reclassify other accrued expenses and income taxes as a separate caption from “other, net” of approximately $376,000, $1,051,000, and $783,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Business Description and Operations
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
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
      Geographic segment information is as follows:

	Restated — Note 2

Sales to Unaffiliated Customers	2004	2003	2002

Domestic	$46,466,000	$42,569,000	$41,739,000
European	33,236,000	28,463,000	23,447,000
International	14,720,000	10,015,000	10,053,000

Total	$94,422,000	$81,047,000	$75,239,000
Intersegment sales
Domestic	6,710,000	6,916,000	6,278,000
European	1,040,000	689,000	411,000
Operating income (loss)
Domestic	1,775,000	63,000	(1,846,000)
European	1,931,000	862,000	141,000
International	794,000	141,000	(338,000)
Corporate expenses, including R&D	(2,282,000)	(2,258,000)	(2,058,000)

Total	2,218,000	(1,192,000)	(4,101,000)
Identifiable assets
Domestic	$33,528,000	$33,195,000	$33,076,000
European	29,998,000	28,218,000	25,383,000
International	7,555,000	6,654,000	6,308,000
Corporate	1,711,000	1,814,000	1,902,000

Total	$72,792,000	$69,881,000	$66,669,000
Depreciation and amortization
Domestic	$2,023,000	$2,081,000	$2,546,000
European	607,000	531,000	646,000
International	172,000	129,000	89,000
Corporate	320,000	327,000	295,000

Total	$3,122,000	$3,068,000	$3,576,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

	Restated — Note 2

Sales to Unaffiliated Customers	2004	2003	2002

Capital expenditures
Domestic	$325,000	$656,000	$518,000
European	218,000	115,000	204,000
International	417,000	37,000	295,000
Corporate	218,000	239,000	351,000

Total	$1,178,000	$1,047,000	$1,368,000
Net sales by country
United States	$38,945,000	$35,866,000	$36,700,000
Other	55,477,000	45,181,000	38,539,000

Net sales	$94,422,000	$81,047,000	$75,239,000
Net sales by accounting method
Contracts using the percentage-of-completion method	$22,449,000	$17,409,000	$12,187,000
Sales not using percentage-of-completion method	71,973,000	63,638,000	63,052,000

Net sales	$94,422,000	$81,047,000	$75,239,000

(4)	Inventories
      Inventories at December 31, 2004 and 2003 consist of the following:

	Restated — Note 2

	2004	2003

Raw materials	$2,842,553	$2,850,348
Work in process	20,036,873	17,169,996
Finished goods	3,627,462	4,420,786

	26,506,888	24,441,130
LIFO reserve	(1,027,000)	(932,000)

Total	$25,479,888	$23,509,130

      Inventories, stated on the LIFO basis, including amounts allocated to uncompleted contracts, are valued at $15,278,000 and $14,054,000 at December 31, 2004 and 2003, respectively. The remaining inventory is stated on the FIFO or average cost basis.
      During 2004, 2003 and 2002, LIFO inventory layers were reduced. These reductions resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $338,000, $690,000 and $590,000 below the amount that would have resulted from replacing the inventory at prices in effect at December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      A summary of costs and estimated earnings on uncompleted contracts at December 31, 2004 and 2003 is as follows:

	2004	2003

Costs incurred	$16,080,272	$8,274,274
Estimated earnings thereon	3,941,105	2,364,172

	20,021,377	10,638,446
Less billings to date	(17,070,593)	(10,254,656)

	$2,950,784	$383,790

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,532,711	$1,317,695

Billings in excess of costs and estimated earnings on uncompleted contracts	(581,927)	(933,905)

	$2,950,784	$383,790

(5)	Short-Term Borrowings
      The Company’s Indian joint venture has a 17,500,000 Indian rupees bank line of credit. Short-term borrowings under this line of credit amounted to approximately $299,000 and $101,000 at December 31, 2004 and 2003, respectively. Current borrowings under this line of credit bear interest at 11.8% as of December 31, 2004. The Company’s Indian subsidiary has a 10,500,000 Indian rupees bank line of credit. Short-term borrowings under this line of credit amounted to approximately $183,000 and $242,000 at December 31, 2004 and 2003, respectively. Current borrowings under this line of credit bear interest at 21.0% as of December 31, 2004. The Company also has a 500,000 British Pound Sterling European line of credit that bears interest at the bank’s base rate plus 2% (6.8% as of December 31, 2004). Short-term borrowings under this line of credit amounted to approximately $689,000 and $500,000 at December 31, 2004 and 2003, respectively. These lines of credit are collateralized by substantially all assets of the applicable Indian joint venture, Indian subsidiary and European subsidiaries, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

(6)	Long-Term Debt
      Long-term debt consisted of the following:

	2004	2003

Revolving Loan Agreement/ Line of Credit	$11,652,744	$11,274,492
Notes payable to banks	6,483,330	7,983,330
Industrial Revenue Bonds	1,200,000	1,600,000
Note payable to a municipality, due in monthly installments through January 2006 at 4.2% per annum	64,768	122,176
Mortgage notes of German subsidiary due in annual installments through 2008 at interest rates ranging from 4.3% to 4.8% per annum	270,900	281,994
Capital leases	49,357	45,946
Other	305,071	345,176

	20,026,170	21,653,114
Less current installments	18,724,046	2,067,019

Long-term debt, less current installments	$1,302,124	$19,586,095

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
      The Old Credit Agreement contains various covenants that adjust over the term of the agreement. The covenants in the Old Credit Agreement include the following: the Company may not make capital expenditures greater than $1,200,000 for 2004; the Company must maintain a minimum amount of EBITDA as defined in the agreement on a cumulative basis as of the end of each quarter in 2004; and the Company must also maintain cumulative monthly minimums of earnings and losses before income taxes and minority interest for 2004 and the first quarter of 2005. As of December 31, 2004, the Company was in compliance with all covenants under this Old Credit Agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
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
      Although the Company successfully entered into the post-balance sheet date refinancing, due to certain subjective acceleration clauses in the New Credit Facility, the entire Old Credit Agreement will continue to be classified as short-term as of December 31, 2004 as the requirements of SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” were not met. In addition, the Company has examined the provisions of the New Credit Facility and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the New Credit Facility, for the term of the New Credit Facility, the Company will be required to classify its New Revolving Loan as short-term debt, even though the revolver does not mature until January 2008. As a result, upon recording the New Credit Facility in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the New Credit Facility as short-term debt, not withstanding the fact that it does not mature until January 2008.
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
      Aggregate annual principal payments for long-term debt, including capital leases, are: 2005 — $18,724,046; 2006 — $529,294; 2007 — $450,147; 2008 — $260,278; 2009 — $40,958; 2010 and thereafter — $21,447.

(7)	Leases
      The Company has non-cancelable operating leases, primarily for automobiles, equipment, and sales facilities. Rent expense for operating leases during 2004, 2003 and 2002 was $2,594,000, $2,776,000 and $2,649,000, respectively.
      Future minimum lease payments under non-cancelable operating leases for each of the next five years are: 2005 — $2,085,000; 2006 — $1,370,000; 2007 — $663,000; 2008 — $308,000; 2009 — $23,000 and thereafter — $0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

(8)	Other Non-Operating Income, Net
      Non-operating income consists of the following:

	Restated — Note 2

	2004	2003	2002

Interest income	$59,321	$65,868	$59,694
Foreign currency exchange gain (loss)	(104,236)	(72,003)	116,719
Rent income	55,200	23,870	—
Gain from sale of investments	119,402	—	—

	$129,687	$17,735	$176,413

(9)	Income Taxes
      Income tax expense (benefit) attributable to earnings before income taxes and minority interest consists of:

	2004	2003	2002

Current:
Federal	$—	$(927,083)	$—
State	22,521	16,928	20,000
Foreign	669,563	169,871	300,749

	692,084	(740,284)	320,749
Deferred	(52,000)	147,000	(94,000)

Total	$640,084	$(593,284)	$226,749

      The rate of expected income tax rate based on the U.S. statutory rate of (34%) differs from the effective income tax rate as follows:

	2004	2003	2002

Computed “expected” income tax rate	34.0%	(34.0)%	(34.0)%
State taxes (net of federal income tax benefit)	1.1	(0.4)	(7.0)
Change in balance of valuation allowance allocated to income tax expense	22.3	42.9	45.6
Reduction in income tax reserve	3.2	(30.0)	0.0
Unremitted foreign earnings and foreign tax rate differential	0.4	9.0	2.2
AMT refund not previously benefitted	0.0	(7.1)	0.0
Other items, net	3.6	(4.1)	(2.4)

Effective income tax rate	64.6%	(23.7)%	4.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Accounts receivable	$65,000	60,000
Compensation	408,000	442,000
Warranty reserve	164,000	88,000
Employee benefits accruals	8,617,000	9,188,000
Tax credit carryforwards	1,756,000	1,746,000
Net operating loss carryforwards	7,016,000	6,734,000

Total gross deferred tax assets	18,026,000	18,258,000
Less valuation allowance	13,523,000	13,561,000

Net deferred tax assets	4,503,000	4,697,000

Deferred tax liabilities:
Depreciation	2,672,000	3,167,000
Inventories	1,975,000	1,659,000
Unrealized gains on investments	0	40,000
Other	(49,000)	(22,000)

Total gross deferred tax liabilities	4,598,000	4,844,000

Net deferred tax liability	$(95,000)	(147,000)

      The net deferred tax liability is classified in Other accrued expenses and income taxes on the Company’s Consolidated Balance Sheet except for approximately $123,000 and $136,000 as of December 31, 2004 and 2003, respectively, which is classified in other noncurrent liabilities.
      The valuation allowance for deferred tax assets as of January 1, 2003 was $12,216,000. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was an decrease of $38,000 and an increase of $1,345,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
      A portion of the valuation allowance for the year ending December 31, 2004 relates to a deferred tax asset on the unfunded pension liability amount in shareholders’ equity. This amount totals $5,703,000 and $5,962,000 at December 31, 2004 and 2003, respectively. In addition, there was an unrealized gain on investments of $101,000 in other comprehensive income at December 31, 2003. A deferred tax liability of $40,000 related to this is recorded at December 31, 2003. The change in valuation allowance related to accumulated other comprehensive loss was ($219,000), $618,000 and $3,666,000 in 2004, 2003 and 2002, respectively.
      At December 31, 2004 the Company has a U.S. general business tax credit carryforward of approximately $770,000, a Wisconsin tax credit carryforward of approximately $662,000, a foreign tax credit carryforward of approximately $14,000 and an AMT tax credit carryforward of approximately $310,000. The U.S. business tax credits begin expiring in 2005 through 2019, with $116,000 scheduled to expire in 2005. The Wisconsin tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
credits expire in 2005 through 2019, with $28,000 scheduled to expire in 2005. The foreign tax credits expire in 2008 through 2012, and the AMT tax credits may be carried forward indefinitely.
      The Company also has a tax operating loss carry forward applicable to four foreign subsidiaries of approximately $2,030,000 which can be carried forward indefinitely and a U.S. regular tax operating loss carry forward of approximately $15,900,000 which will begin to expire in 2019. The company also has an AMT tax operating loss carry forward of approximately $16,200,000.
      The unremitted earnings of the Company’s foreign subsidiaries, on which income taxes have not been provided, are considered permanently invested and aggregated approximately $12,000,000 at December 31, 2004.

(10)	Employee Benefit Plans

(A) Pension Plans
      The Company has non-contributory defined benefit retirement plans covering substantially all employees in the United States and United Kingdom. The U.S. plan covering salaried and management employees and the U.K. plan covering substantially all U.K. employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. These plans were frozen on December 31, 2002. Benefits payable under the U.S. plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). A second U.S. plan covering hourly employees and union members in the Company’s Milwaukee factory generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The Company’s policy is to fund pension costs to conform with U.S. and U.K. employee retirement law.
      Unfunded employee retirement plan costs reflect the excess of the unfunded accumulated benefit obligation over the fair value of plan assets. This is reflected as an adjustment to accumulated other comprehensive loss in shareholders’ equity. Plan assets are primarily invested in The Oilgear Company common stock (236,555 shares at December 31, 2004 and 2003), money market, equity and long-term bond mutual funds. Data relative to 2004 and 2003 for the pension plans is as follows:

	United States Pension Plans		United Kingdom Pension Plan

Change in Projected Benefit Obligation	2004	2003	2004	2003

Projected benefit obligation at beginning of year	$(29,300,000)	$(26,000,000)	$(18,850,000)	$(14,400,000)
Service cost	—	—	(42,000)	(59,000)
Interest cost	(1,800,000)	(1,800,000)	(1,117,000)	(938,000)
Benefits paid	2,000,000	2,000,000	618,000	625,000
Actuarial gain/(loss)	(2,600,000)	(4,600,000)	541,000	(2,532,000)
Transfer from Stock Retirement Plan	—	1,100,000	—	—
Currency adjustment	—	—	(1,400,000)	(1,546,000)

Projected benefit obligation at end of year	$(31,700,000)	$(29,300,000)	$(20,250,000)	$(18,850,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

	United States Pension Plans		United Kingdom Pension Plan

Change in Plan Assets	2004	2003	2004	2003

Fair value of plan assets at beginning of year	$17,900,000	$15,300,000	$12,450,000	$9,900,000
Actual return on plan assets	3,300,000	3,000,000	1,218,000	1,711,000
Employer contributions	1,200,000	600,000	414,000	400,000
Benefits paid	(2,000,000)	(2,000,000)	(618,000)	(625,000)
Administrative expenses and currency adjustment difference	(100,000)	(100,000)	911,000	1,064,000
Transfer from Stock Retirement Plan	—	1,100,000	—	—

Fair value of plan assets at end of year	$20,300,000	$17,900,000	$14,375,000	$12,450,000

Projected benefit obligation in excess of plan assets	(11,400,000)	(11,400,000)	(5,875,000)	(6,400,000)
Unrecognized net actuarial gain	18,100,000	18,300,000	5,322,000	6,164,000

Net amount recognized	$6,700,000	$6,900,000	$(553,000)	$(236,000)

      Amounts recognized in the balance sheets consist of:

	2004	2003

Accrued liability	$(15,374,000)	$(15,845,000)
Accumulated other comprehensive loss	21,521,000	22,509,000

Net amount recognized	$6,147,000	$6,664,000
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
      The total accumulated benefit obligation for all pension plans at December 31, 2004 was $50,000,000 and at December 31, 2003 was $46,200,000. Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	2004	2003

Projected benefit obligation	$51,950,000	$48,150,000
Accumulated benefit obligation	50,000,000	46,200,000
Fair value of plan assets	34,675,000	30,350,000
      The measurement date for all pension plans is December 31. Weighted average actuarial assumptions used to determine pension benefit obligations at December 31 follow:

	United States		United Kingdom
	Pension Plans		Pension Plan

	2004	2003	2004	2003

Discount rate	6.00%	6.50%	5.50%	5.60%
Rate of compensation increase	—	—	3.4%	2.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      Components of net periodic pension expense under these plans for the year is comprised of the following:

	2004	2003	2002

Service cost	$40,000	$54,000	$541,000
Interest cost on projected benefit obligation	2,868,000	2,662,000	2,689,000
Return on plan assets	(2,466,000)	(1,944,000)	(2,378,000)
Net amortization and deferral of net transition liability	1,640,000	1,513,000	1,186,000
Adjustment for curtailment	—	—	(500,000)

Net periodic pension expense	$2,082,000	$2,285,000	$1,538,000

      Weighted average actuarial assumptions used to determine net periodic pension expense for the year ended December 31 follow:

	United States			United Kingdom
	Pension Plans			Pension Plan

	2004	2003	2002	2004	2003	2002

Discount rate	6.50%	7.00%	7.75%	5.6%	6.00%	6.50%
Expected long-term return on plan assets	8.75%	8.90%	10.00%	7.6%	7.80%	7.50%
Expected rate of return on assets in the Stock Retirement Plan	7.00%	7.00%	7.00%	—	—	—
Rate of compensation increase	—	—	—	3.4%	2.9%	2.5%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
and 287,607 shares of the Company’s common stock as of December 31, 2004 and 2003, respectively. Certain benefits payable under the Stock Retirement Plan serve to reduce benefits payable under the non-contributory defined benefit retirement plans referred to above.
      The Company has various statutory employee retirement benefits at some of its foreign subsidiaries. The expense for these unfunded retirement benefits was approximately $34,000, $23,000 and $29,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(B) Employee Savings Plans
      The Company has an employee savings plan (the Savings Plan), under which eligible domestic salaried employees may elect, through payroll deduction, to defer from 1% to 50% of their base salary, subject to certain limitations, on a pretax basis. The Company contributes 50% on the first 2% of employee contributions and 25% on the next 3% of employee contributions. Contributions are placed in trust for investment in defined funds, including a stock fund for investment in common stock of the Company. The Savings Plan trustee may purchase for the stock fund the Company’s common stock, subject to certain limitations, at a price equal to 80% of the previous month’s average low bid price. This discount is considered an additional Company contribution to the Savings Plan in the year of purchase.
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

(C) Employee Stock Purchase Plan
      The Company has a key employee stock purchase plan under which shares of common stock may be sold to key employees under restricted sales agreements. The shares are sold at the market price at the time of the sale. One-half of the purchase price is payable under a 5% promissory note over a three-year period. The Company forgives the last remaining portion of the purchase price over a three-year period, beginning the year in which the first half is repaid, if employment has continued. In 2002, the Company sold an aggregate of 11,000 shares of its common stock under the plan. The purchase price paid for each share was $7.92, which was the market bid price on the date of purchase. The anticipated compensation element of the shares sold, represented by the potential forgiveness of the last one-half of the purchase price, is charged to operations on the straight-line basis over the life of the related note. The amounts charged to operations were approximately $26,000, $33,000 and $38,000 in 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

(D) Stock Option Plan
      The Oilgear Company 1992 Stock Option Plan (the Option Plan) originally provided for the issuance of both incentive stock options and nonqualified stock options to purchase up to 150,000 shares of common stock. At the May 13, 2003 annual meeting, the Company’s shareholders approved an amendment to the Option Plan that extended the term of the Option Plan until December 11, 2012, increased the aggregate number of shares available for option grants to 200,000, and eliminated the ability to grant replacement options. Eligibility for participation in the Option Plan is determined by the Compensation Committee of the Board of Directors (the Committee). The exercise price of the options is determined by the Committee, but must be greater than or equal to the fair market value of the Company’s common stock when the option is granted. All stock options have five-year terms and vest incrementally, becoming fully exercisable after three years from the date of grant. The Committee establishes the period or periods of time within which the option may be exercised within the parameters of the Option Plan document.
      A summary of stock option activity related to the Company’s plan is as follows:

	Number of	Weighted Average
	Shares	Price per Share

Outstanding at December 31, 2002	98,735	$6.92
Granted	30,000	2.50
Exercised	—	—
Canceled and available for reissue	(3,253)	14.41

Outstanding at December 31, 2003	125,482	5.67
Granted	29,000	4.58
Exercised	(3,254)	2.64
Canceled and available for reissue	(21,159)	7.49

Outstanding at December 31, 2004	130,069	$5.21
Range of exercise prices of options outstanding at December 31, 2004	48,500	$2.50—$3.75
	29,000	3.76—$5.62
	35,533	5.63—$8.45
	17,036	8.46—$9.94
Options available for grant at December 31, 2004	17,621
      Other information regarding the Company’s stock option plan is as follows:

	2004	2003	2002

Options exercisable at end of year	79,767	77,285	54,710
Weighted-average exercise price of exercisable options	$6.10	$7.07	$8.22
Weighted-average fair value of options granted during year	1.66	0.85	0.81
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

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
      The following table presents the plan’s changes in accumulated post-retirement benefit obligation.

	2004	2003

Accumulated post-retirement benefit in excess of plan assets at beginning of year	$(7,120,000)	$(7,450,000)
Service cost	(25,000)	(65,000)
Interest cost	(330,000)	(500,000)
Benefits paid	470,000	635,000
Actuarial gain (loss)	1,125,000	(335,000)
Curtailments and settlements	150,000	595,000

Accumulated post-retirement benefit obligation in excess of plan assets at end of year	$(5,730,000)	$(7,120,000)
      The following table presents the plan’s funded status reconciled with amounts recognized in the Company’s consolidated balance sheets at December 31, 2004 and 2003:

	2004	2003

Accumulated post-retirement benefit obligation	$(5,730,000)	$(7,120,000)
Plan assets-fair value	—	—

Accumulated post-retirement benefit obligation in excess of plan assets	(5,730,000)	(7,120,000)
Unrecognized prior service cost	(80,000)	(100,000)
Unrecognized net gain	(1,840,000)	(980,000)

Net amount recognized	$(7,650,000)	$(8,200,000)
      Net periodic post-retirement benefit cost includes the following components:

	2004	2003	2002

Service cost	$25,000	$65,000	$60,000
Interest cost	330,000	500,000	477,000
Net amortization and deferral	(305,000)	(175,000)	(350,000)

Net periodic post-retirement benefit cost	$50,000	$390,000	$187,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
      Assumptions used to determine the post-retirement health care and life insurance benefit obligation at December 31 were as follows:

	2004	2003

Discount rate	6.00%	6.50%
Health care cost trend rate assumed for next year	10.00%	11.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate is achieved	2010	2010
      Assumptions used to determine post retirement health care and life insurance benefit cost for the year ended December 31 as follows:

	2004	2003	2002

Discount rate	6.50%	7.00%	7.75%
Health care cost trend rate assumed for next year	11.00%	12.00%	12.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year ultimate health care cost trend rate is achieved	2010	2010	2010
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

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
      The Company is a defendant in a product liability lawsuit for which the claimant is claiming an approximately $1,500,000 loss resulting from lost or late shipments and additional costs of shipments during the time the claimant’s machine was not operating due to a failure of a manifold supplied by Oilgear. The case will be litigated in the courts and the Company believes it has a strong defense against this claim. The estimated range of loss that could result from this legal action is from $0 to $1,500,000 plus interest. The Company believes that any loss incurred would be adequately covered by product liability insurance. The Company has not recorded any accrual for this matter.
      The Company is also a defendant in several other product liability actions which management believes are adequately covered by insurance. The Company has not recorded any accruals for these matters.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES
$456,000 of asset write-offs. Approximately $372,000 and $467,000 of these charges were recorded as cost of sales and selling, general, and administrative expenses, respectively.

	Employee
	Termination
	Benefits	Other Costs	Total

Balance January 1, 2002	$100,000	$155,000	$255,000
Expense accrued	298,000	541,000	839,000
Non-cash charges	—	(456,000)	(456,000)
Cash expenditures	(187,000)	(240,000)	(427,000)

Balance December 31, 2002	$211,000	—	211,000
Expense accrued	235,000	61,000	296,000
Cash Expenditures	(446,000)	(61,000)	(507,000)

Balance December 31, 2003	$—	$—	$—

(14)	Quarterly and other Financial Data (Unaudited)

2004 As Reported	First	Second	Third	Fourth

Net sales(a)	$21,291,000	$23,271,000	$25,033,000	$24,831,000
Gross profit(a)	5,190,000	5,476,000	5,590,000	5,850,000
Net earnings(a)	10,000	3,000	202,000	208,000
Basic earnings per share of common stock(a)	0.00	0.00	0.10	0.12
Diluted earnings per share of common stock(a)	0.00	0.00	0.10	0.11
Stock price low*	3.77	3.60	3.55	4.50
Stock price high*	9.00	5.35	5.74	9.05

2004 As Restated	First	Second	Third	Fourth

Net sales(a)	$21,291,000	$23,272,000	$25,029,000	$24,830,000
Gross profit(a)	5,190,000	5,531,000	5,617,000	5,837,000
Net earnings (loss)(a)	(304,000)	168,000	223,000	164,000
Basic earnings (loss) per share of common stock(a)	(0.16)	0.09	0.11	0.09
Diluted earnings (loss) per share of common stock(a)	(0.16)	0.09	0.11	0.09
Stock price low*	3.77	3.60	3.55	4.50
Stock price high*	9.00	5.35	5.74	9.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
THE OILGEAR COMPANY AND SUBSIDIARIES

2003 As Reported	First	Second	Third	Fourth

Net sales(a)	$20,214,000	$20,610,000	$18,785,000	$21,377,000
Gross profit(a)	4,224,000	5,105,000	4,484,000	4,874,000
Net earnings (loss)(a)	(969,000)	(176,000)	(583,000)	(65,000)
Basic earnings (loss) per share of common stock(a)	(0.50)	(0.09)	(0.30)	(0.03)
Diluted earnings (loss) per share of common stock(a)	(0.50)	(0.09)	(0.30)	(0.03)
Stock price low*	1.80	2.00	2.10	2.61
Stock price high*	5.20	2.70	3.41	5.03

2003 As Restated	First	Second	Third	Fourth

Net sales(a)	$20,214,000	$20,610,000	$18,785,000	$21,438,000
Gross profit(a)	4,299,000	4,918,000	4,432,000	5,051,000
Net earnings (loss)(a)	(969,000)	(176,000)	(583,000)	(65,000)
Basic earnings (loss) per share of common stock(a)	(0.46)	(0.19)	(0.32)	(0.05)
Diluted earnings (loss) per share of common stock(a)	(0.46)	(0.19)	(0.32)	(0.05)
Stock price low*	1.80	2.00	2.10	2.61
Stock price high*	5.20	2.70	3.41	5.03

*	High and low sales prices per share in the Nasdaq Stock Market or the Nasdaq Small Cap Stock Market, as applicable.

(a)	As restated, see Note 2.

ANNUAL REPORT 2004
      The management of The Oilgear Company (the Company) is responsible for the integrity and objectivity of the financial information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, applying best estimates and judgments as required.
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
      On January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case and in the aggregate the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position.
      As a result of these adjustments, the Company restated certain of the previously filed financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. Financial information included in reports on Form 10-K, Form 10-Q and Form 8-K previously filed by the Company for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K/A.

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
      As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004 have been restated.

/s/ KPMG LLP

KPMG LLP
Milwaukee, Wisconsin
March 31, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such period, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act that such information may not currently be accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure.
      As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 to the consolidated financial statements, on January 27, 2006 the Company announced that it would restate certain of its previously filed consolidated financial statements to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position. In 2004, the Company also identified accounting errors at one of its foreign subsidiaries in the translation of the statutory accounts to U.S. GAAP. The Company’s management concluded that the items noted above resulted from a material weakness in the Company’s disclosure controls and procedures.
Change in Internal Controls
      There were no changes in internal controls during the period ended December 31, 2004. The Company will make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
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

Report of Independent Registered Public Accounting Firm.
      2. Financial Statement Schedules Included in Part IV of this Report.

Schedule II — Valuation and Qualifying Accounts for each of the years ended December 31, 2004, 2003 and 2002.

Report of Independent Registered Public Accounting Firm.

THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

				Amounts
	Balance at	Charged to		Written off	Balance at
	Beginning	Costs and	Other	Net of	End
	of Year	Expenses	Adjustments(2)	Recoveries	of Year

Allowances for losses from obsolescence which are deducted on the balance sheet from inventories
Year ended December 31, 2004	$3,289,359	$130,476	$139,529	$(65,114)	$3,494,250
Year ended December 31, 2003	$3,203,490	$393,038	$212,016	$(519,185)	$3,289,359
Year ended December 31, 2002	$2,599,671	$605,872	$178,120	$(180,173)	$3,203,490

(1)	Includes adjustments due to foreign currency translation.
THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

				Amounts
	Balance at	Charged to		Written off	Balance at
	Beginning	Costs and	Other	Net of	End
	of Year	Expenses	Adjustments(2)	Recoveries	of Year

Allowances for losses in collection which are deducted on the balance sheet from accounts receivable
Year ended December 31, 2004	$249,903	$160,065	$7,719	$(77,628)	$340,059
Year ended December 31, 2003	$259,107	$205,970	$4,702	$(219,867)	$249,903
Year ended December 31, 2002	$211,995	$601,820	$10,226	$(564,934)	$259,107

(1)	Includes adjustments due to foreign currency translation.
THE OILGEAR COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

				Amounts
	Balance at	Charged to		Written off	Balance at
	Beginning	Costs and	Other	Net of	End
	of Year(1)	Expenses(a)	Adjustments(2)	Recoveries	of Year(1)

Allowances for losses from warranty which are included on the balance sheet in other accrued expenses
Year ended December 31, 2004	$409,981	$504,501	$13,334	$(389,590)	$538,226
Year ended December 31, 2003	$348,140	$855,993	$27,749	$(821,901)	$409,981
Year ended December 31, 2002	$342,659	$437,165	$8,481	$(440,165)	$348,140

(1)	Restated, see Note 2 to consolidated financial statements
(2)	Includes adjustments due to foreign currency translation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The Oilgear Company:
      Under date of March 31, 2006, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II: Valuation and Qualifying Accounts, included in Part IV of this annual report. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      The report of the independent registered public accounting firm on the consolidated financial statements of The Oilgear Company and subsidiaries referred to above contains an explanatory paragraph that states that the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004 have been restated. The financial statement schedule for each of the years in the three-year period ended December 31, 2004 was also restated.

/s/ KPMG LLP

KPMG LLP
Milwaukee, Wisconsin
March 31, 2006
      3. Exhibits. See Exhibit Index included as the last part of this report, which index is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks preceding its exhibit number.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OILGEAR COMPANY (Registrant)

By	/s/ Thomas J. Price

Thomas J. Price,
Vice President — Chief Financial Officer and
Corporate Secretary
March 31, 2006
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

Name	Title

/s/ David A. Zuege David A. Zuege	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Thomas J. Price Thomas J. Price	Vice President — Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Dale C. Boyke** Dale C. Boyke	Director

/s/ Thomas L. Misiak** Thomas L. Misiak	Director

/s/ Robert D. Drake** Robert D. Drake	Director

/s/ Hubert Bursch** Hubert Bursch	Director

Name	Title

/s/ Frank L. Schmit** Frank L. Schmit	Director

/s/ Michael H. Joyce** Michael H. Joyce	Director

/s/ Roger H. Schroeder** Roger H. Schroeder	Director

/s/ Michael C. Sipek** Michael C. Sipek	Director

*	Each of these signatures is affixed as of March 31, 2006.

**	Signed by power of attorney.

THE OILGEAR COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 000-00822)
* * * * *
EXHIBIT INDEX
2004 ANNUAL REPORT ON FORM 10-K

Exhibit
Filed
Number				Filed
Herewith		Description	Incorporated Herein by Reference to:	Herewith

3.	1	Restated Articles of Incorporation of The Oilgear Company (as adopted March 18, 1969)	Exhibit 3.1 to Registrant’s 10-K for year ended December 31, 1994 (“1994 10-K”)
3.	2	Bylaws of The Oilgear Company (as amended and restated by the Board of Directors, effective January 1, 1992, to reflect the revised Wisconsin Business Corporation Law)	Exhibit 3.2 to Registrant’s 10-K for year ended December 31, 1991 (“1991 10-K”)
*4
4.	1	Loan and Security Agreement dated as of January 28, 2005, by and among the Company, LaSalle Business Credit, LLC, and two of the Company’s wholly-owned subsidiaries Oilgear Towler, S.A. and Oilgear Towler GmbH.	Exhibit 10.1 to Registrant’s 8-K dated February 7, 2005
4.	2	Foreign Accounts Loan and Security Agreement dated as of January 28, 2005, by and between the Company and LaSalle Business Credit, LLC.	Exhibit 10.2 to Registrant’s 8-K dated February 7, 2005
4.	3	Agreement for the Purchase of Debts dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC.	Exhibit 10.3 to Registrant’s 8-K dated February 7, 2005
4.	4	Plant & Machinery Loan Agreement dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.4 to Registrant’s 8-K dated February 7, 2005
4.	5	Stock Loan Agreement dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.5 to Registrant’s 8-K dated February 7, 2005
4.	6	All Assets Debenture dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.6 to Registrant’s 8-K dated February 7, 2005
4.	7	Demand Loan Facility Agreement dated as of February 4, 2005 by and between Oilgear Towler Limited and Barclays Bank PLC	Exhibit 10.7 to Registrant’s 8-K dated February 7, 2005
**10.	1	The Oilgear Company Key Employee Stock Purchase Plan, as amended and restated September 6, 1990	Exhibit 10.5(a) to Registrant’s 10-K for year ended December 31, 1990 (“1990 10-K”)

Exhibit
Filed
Number				Filed
Herewith		Description	Incorporated Herein by Reference to:	Herewith

**10.2	(a)	The Oilgear Company Retirement Benefits Equalization Plan, effective as of March 1, 1991	Exhibit 10.6 to 1990 10-K
	(b)	Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 1995	Exhibit 10.3(b) to Registrant’s 10-K for year ended December 31, (“1995 10-K”)
	(c)	Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 2001	Exhibit 10.4(c) to Registrant’s 10-K for year ended December 31, 2001
**10.3	(a)	Oilgear Variable Compensation Program
**10.4	(a)	Form of Deferred Compensation Agreement with certain directors (December 8, 1971)	Exhibit 10.9 to Registrant’s 10-K for year ended December 31, 1980	X
	(b)	The Oilgear Company Deferred Directors’ Fee Plan, as amended and restated December 14, 1983	Exhibit 10.9(b) to Registrant’s 10-K for year ended December 31, 1983
	(c)	Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 11, 1991	Exhibit 10.5(c) to 1995 10-K
	(d)	Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 13, 2001	Exhibit 10.9(d) to 10-K Registrant’s 10-K for year ended December 31, 2001
**10.	5	The Oilgear Company 1992 Stock Option Plan	Exhibit A to Registrant’s 1993 Annual Meeting Proxy Statement dated March 26, 1993
**10.6	(a)	The Oilgear Company Directors’ Stock Plan	Exhibit 10.7 to Registrant’s 10-K for year ended December 31, 1993
	(b)	The Oilgear Company Amended and Restated Directors’ Stock Plan	Exhibit 10.7(b) to 1994 10-K
**10.	9	Change of Control Agreement by and between The Oilgear Company and David A. Zuege, dated as of December 8, 2003	Exhibit 10.9 to Registrant’s 10-K for year ended December 31, 2003 (“2003 10-K”)
**10.	10	Change of Control Agreement by and between The Oilgear Company and Thomas J. Price, dated as of December 8, 2003	Exhibit 10.10 to 2003 10-K
21		Subsidiaries of The Oilgear Company		X
23		Consent of KPMG LLP		X
24		Power of Attorney Signatures Page included in this Report
31.	1	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X
31.	2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)		X

Exhibit
Filed
Number				Filed
Herewith		Description	Incorporated Herein by Reference to:	Herewith

32.	1	Certification Pursuant to 18 U.S.C. Section 1350 (CEO)		X
32.	2	Certification Pursuant to 18 U.S.C. Section 1350 (CFO)		X

*	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

**	Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.