Form 10-Q/A
period 2005-03-31
OILGEAR CO
filed 2006-04-10
CIK 74058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A Amendment 1

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
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2005
Common Stock, $1.00 Par Value	2,012,255

Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
Certification
Certification
Certification
Certification
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Restated – Note 2
	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$3,393,987	4,109,409
Trade accounts receivable, less allowance for doubtful receivables of $336,000 and $340,000 in 2005 and 2004, respectively	17,049,540	17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	4,727,073	3,532,711
Inventories	26,317,083	25,479,888
Prepaid expenses	1,281,865	1,033,301

Other current assets	1,554,862	1,294,555

Total current assets	54,324,410	52,479,414

Property, plant and equipment, at cost:
Land	1,499,492	1,535,231
Buildings	12,717,259	12,842,337
Machinery and equipment	51,614,984	51,880,198
Drawings, patterns and patents	6,184,884	6,131,266

	72,016,619	72,389,032
Less accumulated depreciation and amortization	54,604,895	54,226,261

Net property, plant and equipment	17,411,724	18,162,771
Other assets	3,169,255	2,149,737

	$74,905,389	72,791,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$8,234,762	2,610,291
Current installments of long term debt	10,379,474	18,724,046
Accounts payable	9,756,234	10,840,538
Billings in excess of costs and estimated earnings on uncompleted contracts	305,016	581,927
Customer deposits	1,473,786	1,706,846
Accrued compensation and employee benefits	2,305,090	3,355,500
Other accrued expenses and income taxes	3,154,774	2,897,081

Total current liabilities	35,609,136	40,716,229

Long term debt, less current installments	8,682,319	1,302,124
Unfunded employee retirement plan costs	15,518,810	15,576,040
Unfunded post retirement health care costs	7,575,000	7,650,000
Other noncurrent liabilities	733,349	693,861

Total liabilities	68,118,614	65,938,254

Minority interest in consolidated subsidiaries	1,035,002	1,036,976
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 1,991,766 shares in 2005 and issued 1,990,783 shares in 2004	1,991,766	1,990,783
Capital in excess of par value	9,496,923	9,497,906
Retained earnings	14,571,914	14,251,026

	26,060,603	25,739,715
Deduct:
Treasury stock, 27,111 shares in 2004	—	(240,627)
Notes receivable from employees for purchase of Company common stock	(39,085)	(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	722,430	1,407,770
Minimum pension liability adjustment	(20,992,175)	(21,041,362)

	(20,269,745)	(19,633,592)

Total shareholders’ equity	5,751,773	5,816,692

	$74,905,389	72,791,922

See note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Restated – Note 2
	FOR THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Net sales	$26,026,418	21,290,801
Cost of sales	19,094,887	16,100,876

Gross profit	6,931,531	5,189,925
Selling, general and administrative expenses	5,680,203	4,996,347

Operating income	1,251,328	193,578
Interest expense	610,014	330,431
Other non operating income (expense), net	66,667	(33,648)

Earnings (loss) before income taxes and minority interest	707,981	(170,501)
Income tax expense	128,969	112,888
Minority interest in net earnings	17,500	20,988

Net earnings (loss)	$561,512	(304,377)

Basic weighted average outstanding shares	1,982,582	1,957,898

Diluted weighted average outstanding shares	2,018,501	1,957,898

Basic earnings (loss) per share of common stock	$0.28	(0.16)

Diluted earnings (loss) per share of common stock	$0.28	(0.16)

See note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Restated – Note 2
	FOR THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$561,512	(304,377)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation and amortization	794,252	758,219
Amortization of deferred financing fees	114,792	—
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	3,918	6,414
Minority interest in consolidated subsidiaries	17,500	20,988
Change in assets and liabilities:
Trade accounts receivable	(329,499)	(359,370)
Inventories	(1,097,421)	(504,846)
Billings, costs and estimated earnings on uncompleted contracts	(1,586,380)	(1,828,575)
Prepaid expenses	(275,848)	(286,426)
Accounts payable	(933,195)	1,104,345
Customer deposits	(198,944)	723,121
Accrued compensation	(933,881)	849,202
Other accrued expense and income taxes	338,544	59,075
Other, net	(364,741)	(278,885)

Net cash used by operating activities	$(3,889,391)	(41,115)

Cash flows from investing activities:
Additions to property, plant and equipment	(221,850)	(274,997)

Net cash used by investing activities	$(221,850)	(274,997)

Cash flows from financing activities:
Net borrowings under line of credit agreements	5,700,013	(100,225)
Repayment of long term debt	(10,404,958)	(589,297)
Proceeds from issuance of long term debt	9,450,000	—
Payments of financing fees	(1,146,178)	(127,500)
Payments received on notes receivable from employees	5,802	11,901

Net cash provided (used) by financing activities	$3,604,679	(805,121)
Effect of exchange rate changes on cash and cash equivalents	(208,860)	(161,201)

Net decrease in cash and cash equivalents	$(715,422)	(1,282,434)
Cash and cash equivalents:
At beginning of period	4,109,409	6,235,975

At end of period	$3,393,987	4,953,541

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$464,090	323,087

Income taxes	148,844	8,965

See note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Restated – Note 2
	FOR THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Net earnings (loss)	$561,512	(304.377)
Other comprehensive income:
Foreign currency translation adjustment	(685,340)	113,049
Unrealized investment gains (a)	—	22,358

Minimum pension liability adjustment	49,187	(136,755)

Total comprehensive loss	$(74,641)	(305,725)

(a) See note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2004 Annual Report on Form 10-K/A, a copy of which is available upon request, and these notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2004 Form 10-K/A.
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
     On January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities and to present the related amortization of these fees as a separate item within operating activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case and in the aggregate the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position.
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at March 31, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,393,987	—		3,393,987
Trade accounts receivable, net	17,049,540	—		17,049,540
Costs and estimated earnings in excess of billings on uncompleted contracts	4,727,073	—		4,727,073
Inventories	26,216,576	100,507	2	26,317,083
Prepaid expenses	1,281,865	—		1,281,865
Other current assets	1,554,862	—		1,554,862

Total current assets	54,223,903	100,507		54,324,410
Property, plant and equipment, at cost:
Land	1,499,492	—		1,499,492
Buildings	12,717,259	—		12,717,259
Machinery and equipment	51,614,984	—		51,614,984
Drawings, patterns and patents	6,184,884	—		6,184,884

	72,016,619	—		72,016,619
Less accumulated depreciation and amortization	54,604,895	—		54,604,895

Net property, plant and equipment	17,411,724	—		17,411,724
Other assets	3,143,386	25,869	1	3,169,255

	$74,779,013	126,376		74,905,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$8,234,762	—		8,234,762
Current installments of long term debt	10,379,474	—		10,379,474
Accounts payable	9,746,032	10,202	1	9,756,234
Billings in excess of costs and estimated earnings on uncompleted contracts	305,016	—		305,016
Customer deposits	1,473,786	—		1,473,786
Accrued compensation and employee benefits	2,363,017	(57,927)	3	2,305,090
Other accrued expenses and income taxes	3,050,027	104,747	1,2,4	3,154,774

Total current liabilities	35,552,114	57,022		35,609,136

	As Previously
	Reported	Adjustments	Notes	As Restated
Long term debt, less current installments	8,682,319	—		8,682,319
Unfunded employee retirement plan costs	15,316,743	202,067	3	15,518,810
Unfunded post retirement health care costs	7,575,000	—		7,575,000
Other noncurrent liabilities	733,349	—		733,349

Total liabilities	67,859,525	259,089		68,118,614

Minority interest in consolidated subsidiaries	1,035,002	—		1,035,002
Shareholders’ equity:
Common stock	1,991,766	—		1,991,766
Capital in excess of par value	9,496,923	—		9,496,923
Retained earnings	14,693,547	(121,633)		14,571,914

	26,182,236	(121,633)		26,060,603

Deduct:

Notes receivable from employees for purchase of Company common stock	(39,085)	—		(39,085)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	733,510	(11,080)	3	722,430
Minimum pension liability adjustment	(20,992,175)	—		(20,992,175)

	(20,258,665)	(11,080)		(20,269,745)

Total shareholders’ equity	5,884,486	(132,713)		5,751,773

	$74,779,013	126,376		74,905,389

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,109,409	—		4,109,409
Trade accounts receivable, net	17,029,550	—		17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	3,532,711	—		3,532,711
Inventories	25,529,064	(49,176)	2	25,479,888
Prepaid expenses	1,033,301	—		1,033,301
Other current assets	1,294,555	—		1,294,555

Total current assets	52,528,590	(49,176)		52,479,414
Property, plant and equipment, at cost:
Land	1,535,231	—		1,535,231
Buildings	12,842,337	—		12,842,337
Machinery and equipment	51,880,198	—		51,880,198
Drawings, patterns and patents	6,131,266	—		6,131,266

	72,389,032	—		72,389,032
Less accumulated depreciation and amortization	54,226,261	—		54,226,261

Net property, plant and equipment	18,162,771	—		18,162,771
Other assets	2,123,868	25,869	1	2,149,737

	$72,815,229	(23,307)		72,791,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$2,610,291	—		2,610,291
Current installments of long term debt	18,724,046	—		18,724,046
Accounts payable	10,830,336	10,202	1	10,840,538
Billings in excess of costs and estimated earnings on uncompleted contracts	581,927	—		581,927
Customer deposits	1,706,846	—		1,706,846
Accrued compensation and employee benefits	3,413,427	(57,927)	3	3,355,500
Other accrued expenses and income taxes	2,805,084	91,997	1,2,4	2,897,081

Total current liabilities	40,671,957	44,272		40,716,229

Long term debt, less current installments	1,302,124	—		1,302,124
Unfunded employee retirement plan costs	15,373,973	202,067	3	15,576,040
Unfunded post retirement health care costs	7,650,000	—		7,650,000
Other noncurrent liabilities	693,861	—		693,861

Total liabilities	65,691,915	246,339		65,938,254

Minority interest in consolidated subsidiaries	1,036,976	—		1,036,976
Shareholders’ equity:
Common stock	1,990,783	—		1,990,783

Capital in excess of par value	9,497,906	—		9,497,906
Retained earnings	14,509,592	(258,566)		14,251,026

	25,998,281	(258,566)		25,739,715

Deduct:
Treasury stock	(240,627)	—		(240,627)
Notes receivable from employees for purchase of Company common stock	(48,804)	—		(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	1,418,850	(11,080)	3	1,407,770
Minimum pension liability adjustment	(21,041,362)	—		(21,041,362)

	(19,622,512)	(11,080)		(19,633,592)

Total shareholders’ equity	6,086,338	(269,646)		5,816,692

	$72,815,229	(23,307)		72,791,922

(1)	Reflects adjustments for certain items previously not considered to be material, individually or in the aggregate. Adjustments increased other current assets by approximately $26,000 at March 31, 2005 and December 31, 2004, increased accounts payable by approximately $10,000 at March 31, 2005 and December 31, 2004 and increased other accrued expenses and income taxes by approximately $17,000 at March 31, 2005 and December 31, 2004.

(2)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered by the Company to be material, individually or in the aggregate. Adjustments increased inventory by approximately $101,000 at March 31, 2005 and decreased inventory by approximately $49,000 December 31, 2004. Adjustments also increased other accrued expenses and income taxes by $92,000 and $79,000 at March 31, 2005 and December 31, 2004, respectively.

(3)	Reflects adjustments to record post-retirement benefit obligations for certain of the Company’s foreign subsidiaries previously not considered material, individually or in the aggregate. Adjustments increased unfunded employee retirement plan costs by approximately $144,000 at March 31, 2005 and December 31, 2004. Also includes adjustments to reclassify post-retirement benefit obligations for these subsidiaries from accrued compensation and pension expense to unfunded employee retirement plan costs (approximately $58,000 at March 31, 2005 and December 31, 2004).

(4)	Reflects adjustments to foreign income taxes for the items noted above. Adjustments decreased other accrued expenses and income taxes by approximately $4,000 at March 31, 2005 and December 31, 2004.
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended March 31, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$26,042,487	(16,069)	3	26,026,418
Cost of sales	19,235,122	(140,235)	2,5	19,094,887

Gross profit	6,807,365	124,166		6,931,531
Selling, general and administrative expenses	5,667,750	12,453	4	5,680,203

Operating income	1,139,615	111,713		1,251,328
Interest expense	610,014	—		610,014
Other non operating income (loss), net	41,447	25,220	2,3&4	66,667

Earnings before income taxes and minority interest	571,048	136,933		707,981
Income tax expense	128,969	—		128,969
Minority interest in net earnings	17,500	—		17,500

Net earnings	$424,579	136,933		561,512

Basic weighted average outstanding shares	1,982,582	—		1,982,582
Diluted weighted average outstanding shares	2,018,501	—		2,018,501
Basic earnings per share of common stock	$0.21	0.07		0.28
Diluted earnings per share of common stock	$0.21	0.07		0.28
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended March 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$21,291,300	(499)	3	21,290,801
Cost of sales	16,101,467	(591)	2 & 5	16,100,876

Gross profit	5,189,833	92		5,189,925
Selling, general and administrative expenses	4,670,284	326,063	1,4	4,996,347

Operating income	519,549	(325,971)		193,578
Interest expense	330,431	—		330,431
Other non operating income (loss), net	(45,640)	11,992	2,3&4	(33,648)

Earnings (loss) before income taxes and minority interest	143,478	(313,979)		(170,501)
Income tax expense	112,888	—		112,888
Minority interest in net earnings	20,988	—		20,988

Net earnings (loss)	$9,602	(313,979)		(304,377)

Basic weighted average outstanding shares	1,957,898	—		1,957,898
Diluted weighted average outstanding shares	1,982,016	—		1,957,898
Basic earnings (loss) per share of common stock	$0.00	(0.16)		(0.16)
Diluted earnings (loss) per share of common stock	$0.00	(0.16)		(0.16)

(1)	Reflects adjustments to remove approximately $306,000 of gain on the sale of shares of stock received in 2001 in conjunction with the demutualization of an insurance company. $188,000 of the gain was recognized in 2001 and $119,000 was recognized when the shares were sold in the second quarter of 2004.

(2)	Reflects adjustments to reclassify cash discounts earned on purchases from non-operating income to cost of sales of approximately ($3,000) and ($9,000) for the three months ended March 31, 2005 and March 31, 2004, respectively.

(3)	Reflects adjustments to reclassify cash discounts given to customers from non-operating expense to net sales of approximately ($16,000) and ($500) for the three months ended March 31, 2005 and March 31, 2004, respectively.

(4)	Reflects adjustments to reclassify gains from the sale of long lived assets from non-operating income to operating income of $12,000 and $20,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

(5)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered by the Company to be material, individually or in the aggregate, of ($137,000) and $8,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the three months ended March 31, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Cash flows from operating activities:
Net earnings	$424,579	136,933	2	561,512
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	794,252	—		794,252
Amortization of deferred financing fees	—	114,792	3	114,792
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	3,918	—		3,918
Minority interest in consolidated subsidiaries	17,500	—		17,500
Change in assets and liabilities:
Trade accounts receivable	(329,499)	—		(329,499)
Inventories	(947,738)	(149,683)	2	(1,097,421)
Billings, costs and estimated earnings on uncompleted contracts	(1,586,380)	—		(1,586,380)
Prepaid expenses	(275,848)	—		(275,848)
Accounts payable	(933,195)	—		(933,195)
Customer deposits	(198,944)	—		(198,944)
Accrued compensation and pension expense	(933,881)	—		(933,881)
Other accrued expense and income taxes	—	338,544	2	338,544
Other, net	(1,070,333)	705,592	2&3	(364,741)

Net cash used by operating activities	$(5,035,569)	1,146,178		(3,889,391)

Cash flows from investing activities:
Additions to property, plant and equipment	(221,850)	—		(221,850)

Net cash used by investing activities	$(221,850)	—		(221,850)

Cash flows from financing activities:
Net borrowings under line of credit agreements	5,700,013	—		5,700,013
Repayment of long term debt	(10,404,958)	—		(10,404,958)
Proceeds from issuance of long term debt	9,450,000	—		9,450,000
Payment of financing fees	—	(1,146,178)	3	(1,146,178)
Payments received on notes receivable from employees	5,802	—		5,802

Net cash provided (used) by financing activities	$4,750,857	(1,146,178)		3,604,679

Effect of exchange rate changes on cash and cash equivalents	(208,860)	—		(208,860)

Net decrease in cash and cash equivalents	(715,422)	—		(715,422)

Cash and cash equivalents:
At beginning of period	4,109,409	—		4,109,409

At end of period	$3,393,987	—		3,393,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$464,090	—		464,090
Income taxes	148,844	—		148,844
The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the three months ended March 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Cash flows from operating activities:
Net earnings (loss)	$9,602	(313,979)	1&2	(304,377)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation	758,219	—		758,219
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	6,414	—		6,414
Minority interest in consolidated subsidiaries	20,988	—		20,988
Change in assets and liabilities:
Trade accounts receivable	(359,370)	—		(359,370)
Inventories	(503,135)	(1,711)	2	(504,846)
Billings, costs and estimated earnings on uncompleted contracts	(1,828,575)	—		(1,828,575)
Prepaid expenses	(286,426)	—		(286,426)
Accounts payable	1,104,345	—		1,104,345
Customer deposits	723,121	—		723,121
Accrued compensation and pension expense	565,871	283,331	1&2	849,202
Other accrued expense and income taxes	—	59,075	2	59,075
Other, net	(379,669)	100,784	1,2&3	(278,885)

Net cash used by operating activities	$(168,615)	127,500		(41,115)

Cash flows from investing activities:
Additions to property, plant and equipment	(274,997)	—		(274,997)

Net cash used by investing activities	$(274,997)	—		(274,997)

Cash flows from financing activities:
Net borrowings under line of credit agreements	(100,225)	—		(100,225)
Repayment of long term debt	(589,297)	—		(589,297)
Proceeds from issuance of long term debt	—	—		—
Payment of financing fees	—	(127,500)	3	(127,500)
Payments received on notes receivable from employees	11,901	—		11,901

Net cash provided (used) by financing activities	$(677,621)	(127,500)		(805,121)

Effect of exchange rate changes on cash and cash equivalents	(161,201)	—		(161,201)

Net decrease in cash and cash equivalents	$(1,282,434)	—		(1,282,434)

Cash and cash equivalents:
At beginning of period	6,235,975	—		6,235,975

At end of period	$4,953,541	—		4,953,541

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$323,087	—		323,087
Income taxes	8,965	—		8,965

(1)	Reflects adjustments to remove approximately $307,000 of gain inappropriately recorded in the first quarter of 2004 on the sale of shares of stock received in 2001 in conjunction with the demutualization of an insurance company. $188,000 of the gain is now properly reflected as income in 2001 and $119,000 of the gain will be recognized in the second quarter of 2004 when the shares were sold.

(2)	Reflects adjustments noted in the consolidated balance sheets or statements of operations above.

(3)	Reflects adjustments to reclassify deferred financing costs from “Other, net” in the cash flows from operating activities to cash flows from financing activities of approximately $1,146,000 and $128,000 for the three month periods ended March 31, 2005 and 2004, respectively. Also reflects adjustment to reclassify amortization of deferred financing fees of approximately $115,000 from other, net to amortization of deferred financing fees in the three month period ended March 31, 2005.

3. Business Description and Operations
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
Segment Information

	Restated – Note 2
	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

SALES TO UNAFFILIATED CUSTOMERS
Domestic (a)	$13,900,777	10,789,107
European	8,694,324	7,627,764
International	3,431,317	2,873,930

	$26,026,418	21,290,801

INTERSEGMENT SALES
Domestic	$1,970,192	1,627,916
European	674,345	200,371
OPERATING INCOME
Domestic (a)	$1,393,233	80,623
European	231,998	360,984
International (a)	242,824	307,473
Corporate expenses, including R&D	(616,727)	(555,502)

Total	$1,251,328	193,578

(a) See note 2, “Restatement of Consolidated Financial Statements.”

4. Identifiable Assets
Identifiable assets at March 31, 2005 and December 31, 2004 consisted of the following:

	Restated – Note 2
	March 31,	December 31,
	2005	2004

Domestic (a)	$35,758,000	33,528,000
European	29,920,000	29,998,000
International	7,547,000	7,555,000
Corporate	1,680,000	1,711,000

Total	$74,905,000	72,792,000

(a) See note 2, “Restatement of Consolidated Financial Statements.”
5. Debt
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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell the land and building for 4,150,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location. The Company believes the move to a new facility will be completed prior to the August 15, 2006 Barclay’s loan maturity date.
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

6. Inventories
Inventories at March 31, 2005 and December 31, 2004 consisted of the following:

	Restated – Note 2
	March 31, 2005	December 31, 2004

Raw materials	$3,004,165	2,842,553
Work in process (a)	19,315,321	20,036,873
Finished goods	4,849,597	3,627,462

	27,169,083	26,506,888

LIFO reserve (a)	(852,000)	(1,027,000)

Total	$26,317,083	25,479,888

(a) See Note 2, “Restatement of Consolidated Financial Statements.”
     Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $16,018,000 and $15,278,000 at March 31, 2005 and December 31, 2004, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
7. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Restated – Note 2
	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Net earnings (loss) for basic and diluted earnings (a)	$561,512	(304,377)
Weighted average common shares outstanding	1,982,582	1,957,898
Dilutive stock options	35,919	—
Dilutive average common shares outstanding	2,018,501	1,957,898
Basic earnings (loss) per common share	$0.28	(0.16)
Diluted earnings (loss) per common share	$0.28	(0.16)

(a) See note 2, “Restatement of Consolidated Financial Statements”.
     Options to purchase 58,467 shares of common stock with a weighted average exercise price of $4.37 per share were outstanding at March 31, 2005. Options to purchase 121,493 shares of common stock with a weighted average exercise price of $5.50 per share were outstanding at March 31, 2004.
     Options to purchase 2,995 shares of common stock were not included in the computations of diluted earnings per share for the three month periods ended March 31, 2005 because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.
     Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	Restated – Note 2
	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Net earnings (loss) as reported (a)	$561,512	(304,377)
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917	6,415
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	10,552	11,693

Pro forma earnings (loss)	$554,877	(309,655)
Basic earnings (loss) per common share:
As reported	0.28	(0.16)
Pro forma earnings (loss)	0.28	(0.16)
Diluted earnings (loss) per common share:
As reported	0.28	(0.16)
Pro forma earnings (loss)	0.28	(0.16)

(a)	See note 2, “Restatement of Consolidated Financial Statements”.
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
8. EMPLOYEE BENEFIT PLANS
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

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Service cost	$—	—
Interest cost on projected benefit obligation	460,000	460,000
Return on plan assets	(461,000)	(406,000)
Net amortization and deferral of net transition liability	321,000	302,000

Net pension expense	$320,000	356,000

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

Net pension expense under this plan for the three months ended March 31 is comprised of the following:

	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Service cost	$10,000	15,000
Interest cost on projected benefit obligation	244,000	266,000
Return on plan assets	(215,000)	(216,000)
Net amortization and deferral of net transition liability	75,000	110,000

Net pension expense	$114,000	175,000

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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell the land and building for 4,150,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location. The Company believes the move to a new facility will be completed prior to the August 15, 2006 Barclay’s loan maturity date.
     Based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company will be required to classify its revolving loan facility as short-term debt for the term of the new Loan Agreement, even though the revolving loan facility does not mature until January 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt, notwithstanding the fact that it does not mature until January 2008.
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
     For the three months ended March 31, 2005, approximately $3,889,000 of cash was used by operations compared to approximately $41,000 of cash used by operations during the same period in 2004. The largest use of cash during the first three months of 2005 was on contracts that recognize revenue by the percentage of completion accounting method. The net amount of cost and estimated earnings in excess of billings on these contracts were approximately $1,586,000 and $1,829,000 at March 31, 2005 and 2004, respectively. The largest of these contracts is supplying a hydraulic and electronic system for a forging machine in France that will be completely shipped in 2005 but the forging machine may not be commissioned until 2006. All the remaining payments, approximately $4,300,000, from our customer are expected in 2005 and 2006. The increase in orders and especially the increase in demand for our meter products was the primary reason for the increase in inventory by approximately $1,097,000 and $505,000 at March 31, 2005 and 2004, respectively. Inventory turns were 3.05 at March 31, 2005 compared to 2.88 at March 31, 2004. Due to the new credit facility the Company was able to make significant payments to vendors and catch up with the required pension contributions which caused accounts payable and accrued compensation and pension expense to use cash by approximately $933,000 and approximately $934,000, respectively in the first three months of 2005 compared to providing cash by approximately $1,104,000 and $849,000, respectively in the first three months of 2004. Other accrued expenses and income taxes provided approximately $339,000 and $59,000 of cash in the first three months of 2005 and 2004, respectively. Other-net is made up of changes in various deposits, deferred fees, and non trade receivables. The change in these items used approximately $365,000 and approximately $279,000 in the first three months of 2005 and 2004, respectively.
Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $222,000 in the first three months 2005 compared to approximately $275,000 in the first three months of 2004. Property, plant and equipment additions are expected to total less than $1,200,000 for 2005.
The new bank agreement allowed the Company to finance the increase in orders and debt increased by approximately $4,745,000. Fees paid during the first three months of 2005 relating to the new financing agreement were approximately $1,146,000 which were capitalized and will be amortized over the thirty six month term of the bank agreement contract.
WORKING CAPITAL

	Restated – Note 2
	March 31, 2005	December 31, 2004

Current assets	$54,324,000	52,479,000
Current liabilities	35,609,000	40,716,000
Working capital	18,715,000	11,763,000
Current ratio	1.53	1.29

Working capital increased by approximately $6,952,000 at March 31, 2005 compared to December 31, 2004. The new finance arrangement is the primary cause for the improvement.
CAPITALIZATION

	Restated – Note 2
	March 31, 2005	December 31, 2004

Interest bearing debt	$27,297,000	22,636,000
Shareholders’ equity	5,752,000	5,817,000
Debt and equity	33,049,000	28,453,000
Ratio	82.6%	79.6%

The capitalization of the Company increased during the first three months of 2005, primarily as a result of increased borrowing from the new bank agreement.
     As of May 16, 2005 the Company was in compliance with all bank covenants under its United States and foreign credit facilities. The covenants for the Company’s credit facility were set taking into account both the Company’s expected levels of capital expenditures and earnings for 2005 and the bank’s requirements for debt service, interest coverage and minimum consolidated tangible net worth, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations.
RESULTS OF OPERATIONS
Shipments and Orders

	Restated – Note 2
	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Net orders	$29,770,000	26,246,000
Percentage increase	13.4%
Net sales (shipments)	26,026,000	21,291,000
Percentage increase	22.2%

Orders increased by approximately $3,524,000, or 13.4%, in the first quarter of 2005 when compared to the same quarter in 2004. Net sales increased in the first quarter of 2005 by approximately $4,735,000, or 22.2% in the first quarter of 2005 when compared to the same quarter in 2004.
          Consolidated orders increased by approximately $3,524,000, or 13.4%, in the first quarter of 2005 when compared to the same period in 2004. The change in orders in the first quarter of 2005 when compared to the same quarter of 2004 was an increase in the Domestic and European segments by 4.3% and 55.7%, respectively, and a decrease in the International segment by 24.1%. The change in the quarter comparison is more volatile because of the effect large contracts have on the smaller quarterly numbers, especially in the smaller segments.
          Consolidated net sales increased in the first quarter of 2005 by approximately $4,735,000, or 22.2% of 2005 when compared to the same periods in 2004. The change in net sales in the first quarter of 2005 when compared to the same quarter of 2004 was the result of an increase in the Domestic, European and International segments by 28.8%, 14.0% and 19.4%, respectively, When

Consolidated net sales, European segment net sales and International net sales for the first three months of 2005 are compared to the same period in 2004, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on Consolidated net sales, European segment net sales and International segment net sales for the first three months of 2005 was an increase in net sales by 2.7%, 6.3% and 4.0%, respectively.
Backlog

	March 31, 2005	December 31, 2004

Backlog	$37,778,000	34,034,000
Percentage increase	11.0%

Increased orders caused the backlog of orders at March 31, 2005 to increase by approximately 11.0% to approximately $37,778,000 from approximately $34,034,000 at December 31, 2004.
Gross Profit

	Restated – Note 2
	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Gross profit	$6,932,000	5,190,000
Percentage increase in gross profit	33.6%
Gross profit margin	26.6%	24.4%

Gross profit as a percent of sales improved from 24.4% to 26.6% in the first quarter of 2005, as higher volumes generated a better utilization of fixed costs and we benefited from our ongoing efforts to improve margins.
Our gross profit margin increased in the first quarter of 2005 to approximately 26.6% compared to approximately 24.4% in the same quarter of 2004. Improved margins were due to price increases that we charged our customers, higher volumes generating a better absorption of fixed costs and the benefits from our ongoing efforts to improve margins.
Selling, General and Administrative Expenses

	Restated – Note 2
	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Selling, general and administrative expenses	$5,680,000	4,996,000
Less: research and development	483,000	424,000

Total selling, general and administrative less research and development	$5,197,000	4,572,000

Percentage increase	13.7%
Percentage of net sales	20.0%	21.5%

Selling, general and administrative expenses in the first quarter of 2005 increased by 13.7%, when compared to the same quarter in 2004. The increase was caused primarily by the following: effect of currency translation (approximately $180,000), incremental legal and accounting fees relating to the restatement of prior year results which was described in the originally filed 2004 Form 10-K (approximately $160,000), employee variable compensation (approximately $62,000), increases in healthcare (approximately $80,000) and other increases (approximately $143,000).
Interest Expense
          Interest expense increased by approximately $280,000 in the first quarter of 2005 compared to the same period in 2004. Higher interest rates, increased debt and approximately $115,000 of amortization of financing costs associated with the new financing agreements caused the increase.
Non-operating Income (Loss)
Non-operating income (loss) consists of the following:

	Restated – Note 2
	FOR THREE MONTHS ENDED
	March 31, 2005	March 31, 2004

Interest income	$13,127	14,086
Exchange gain (loss)	38,912	(61,553)
Rent income	14,628	13,819

Other non operating income (expense)	$66,667	(33,648)

          The primary reason for the increase in other non-operating income in the first quarter of 2005 compared to the same quarter in 2004 was the gain from foreign exchange transactions.
          Income tax effective rates were 18.2% and (66.2%) in the first quarters of 2005 and 2004, respectively. For the first quarter of 2005 and 2004, income tax expense on earnings before income taxes and minority interest was approximately $129,000 and $113,000 respectively. The 2004 rate resulted from losses in the Domestic segment that were not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that generated income. The 2005 rate resulted from earnings in the Domestic segment that was benefited from prior losses that had not been previously benefited for tax purposes coupled with earnings and related tax expense from subsidiaries in the European and International segments that generated income in 2005.
          The primary reason for the change from an approximately ($0.16) loss per diluted share in the first quarter of 2004 to an approximately $.28 net earnings per diluted share in the first quarter of 2005 was the increase in shipments and gross profit described above.

CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts. A more complete description of our accounting policies is presented in note 1 to the Consolidated Financial Statements included in our 2004 10-K/A.
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
     The Company does not buy and sell investment securities with the objective of generating profits on short term differences in price. As such, we classify and account for investment securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
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
     As more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 to the consolidated financial statements, on January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities and to present the related amortization of these fees as a separate item within operating activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position. In 2004, the Company also identified accounting errors at one of its foreign subsidiaries in the translation of the statutory accounts to U.S. GAAP. The Company’s management concluded that the items noted above resulted from a material weakness in the Company’s disclosure controls and procedures.
CHANGE IN INTERNAL CONTROLS
     There were no changes in internal controls during the period ended March 31, 2005. The Company will make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
     The Company believes that these changes in internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
     See Exhibit Index following the last page of this Form 10-Q/A which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OILGEAR COMPANY
Registrant

/s/ David A. Zuege
David A. Zuege
President and CEO
(Principal Executive Officer)

/s/ Thomas J. Price
Thomas J. Price
VP-CFO and Secretary
(Principal Financial and Chief Accounting Officer)
Date: April 7, 2006

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
Quarterly Report on Form 10-Q/A for the Quarter Ended March 31, 2005

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