Form 10-Q/A
period 2005-06-30
OILGEAR CO
filed 2006-04-10
CIK 74058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Restated – Note 2
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,862,146	4,109,409
Trade accounts receivable, less allowance for doubtful receivables of $324,000 and $340,000 in 2005 and 2004, respectively	18,939,562	17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	2,334,935	3,532,711
Inventories	25,518,229	25,479,888
Prepaid expenses	1,112,757	1,033,301
Other current assets	1,461,693	1,294,555

Total current assets	54,229,322	52,479,414

Property, plant and equipment, at cost:
Land	1,436,435	1,535,231
Buildings	12,472,800	12,842,337
Machinery and equipment	51,071,657	51,880,198
Drawings, patterns and patents	6,309,930	6,131,266

	71,290,822	72,389,032
Less accumulated depreciation and amortization	54,650,612	54,226,261

Net property, plant and equipment	16,640,210	18,162,771
Other assets	2,914,867	2,149,737

	$73,784,399	72,791,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$15,341,440	2,610,291
Current installments of long term debt	1,229,858	18,724,046
Accounts payable	9,400,331	10,840,538
Billings in excess of costs and estimated earnings on uncompleted contracts	414,662	581,927
Customer deposits	2,852,613	1,706,846
Accrued compensation and employee benefits	2,400,702	3,355,500
Other accrued expenses and income taxes	3,110,609	2,897,081

Total current liabilities	34,750,215	40,716,229

Long term debt, less current installments	8,364,292	1,302,124
Unfunded employee retirement plan costs	15,315,943	15,576,040
Unfunded post retirement health care costs	7,500,000	7,650,000
Other noncurrent liabilities	715,777	693,861

Total liabilities	66,646,227	65,938,254

Minority interest in consolidated subsidiaries	1,035,002	1,036,976
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 1,993,271 shares in 2005 and issued 1,990,783 shares in 2004	1,993,271	1,990,783
Capital in excess of par value	9,495,418	9,497,906
Retained earnings	15,235,813	14,251,026

	26,724,502	25,739,715

Deduct:
Treasury stock, 27,111 shares in 2004	—	(240,627)
Notes receivable from employees for purchase of Company common stock	(32,204)	(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	228,686	1,407,770
Minimum pension liability adjustment	(20,817,814)	(21,041,362)

	(20,589,128)	(19,633,592)

Total shareholders’ equity	6,103,170	5,816,692

	$73,784,399	72,791,922

See Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Net sales	$25,496,691	23,271,874	51,523,109	44,562,675
Cost of sales	18,483,736	17,740,969	37,578,623	33,841,845

Gross profit	7,012,955	5,530,905	13,944,486	10,720,830
Selling, general and administrative expenses	5,529,529	4,980,062	11,209,732	9,976,409

Operating income	1,483,426	550,843	2,734,754	744,421
Interest expense	602,866	326,614	1,212,880	657,045
Other non-operating income , net	65,559	127,409	132,226	93,761

Earnings before income taxes and minority interest	946,119	351,638	1,654,100	181,137
Income tax expense	213,746	149,115	342,715	262,003
Minority interest in net earnings	68,473	34,160	85,973	55,148

Net earnings (loss)	$663,900	168,363	1,225,412	(136,014)

Basic weighted average outstanding shares	1,991,946	1,959,777	1,987,290	1,958,838

Diluted weighted average outstanding shares	2,021,601	1,978,677	2,018,102	1,958,838

Basic earnings (loss) per share of common stock	$0.33	0.09	0.62	(0.07)

Diluted earnings (loss) per share of common stock	$0.33	0.09	0.61	(0.07)

See Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Restated – Note 2
	FOR SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$1,225,412	(136,014)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,663,486	1,533,953
Amortization of financing fees	286,122	—
Realized gain from sale of investments	—	(119,402)
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	7,836	12,831
Minority interest in consolidated subsidiaries	85,973	55,148
Change in assets and liabilities:
Trade accounts receivable	(2,828,442)	(397,973)
Inventories	(864,953)	(276,245)
Billings, costs and estimated earnings on uncompleted contracts	846,935	(64,223)
Prepaid expenses	(140,078)	(196,702)
Accounts payable	(1,072,912)	634,809
Customer deposits	1,273,848	20,034
Accrued compensation and pension expense	(805,931)	1,464,285
Other accrued expense and income taxes	338,475	(662,332)
Other, net	(260,648)	(611,168)

Net cash provided (used) by operating activities	$(244,877)	1,257,001

Cash flows from investing activities:
Additions to property, plant and equipment	(597,311)	(431,671)
Proceeds from sale of investment	—	307,183

Net cash used by investing activities	$(597,311)	(124,488)

Cash flows from financing activities:
Net borrowings under line of credit agreements	1,446,691	167
Repayment of long term debt	(8,197,758)	(926,504)
Proceeds from issuance of long term debt	9,450,000	260,815
Payment of financing fees	(1,095,122)	(215,000)
Payments received on notes receivable from employees	8,766	14,922

Net cash provided (used) by financing activities	$1,612,577	(865,600)
Effect of exchange rate changes on cash and cash equivalents	(17,652)	(373,679)

Net increase (decrease) in cash and cash equivalents	$752,737	(106,766)
Cash and cash equivalents:
At beginning of period	4,109,409	6,235,975

At end of period	$4,862,146	6,129,209

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$927,234	673,598
Income taxes	223,780	74,963

See Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Net earnings (loss)	$663,900	168,363	1,225,412	(136,014)
Other comprehensive income (loss):
Foreign currency translation adjustment	(493,744)	(450,608)	(1,179,084)	(467,113)
Unrealized investment gains (losses) arising during period (a)	—	(4,009)	—	18,349
Reclassification adjustment for investment gains realized during period (a)	—	(119,402)	—	(119,402)
Minimum pension liability adjustment	174,361	57,494	223,548	(79,261)

Total comprehensive income (loss)	$344,517	(348,162)	269,876	(783,441)

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
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at June 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,862,146	—		4,862,146
Trade accounts receivable, net	18,939,562	—		18,939,562
Costs and estimated earnings in excess of billings on uncompleted contracts	2,334,935	—		2,334,935
Inventories	25,362,127	156,102	2	25,518,229
Prepaid expenses	1,112,757	—		1,112,757
Other current assets	1,461,693	—		1,461,693

Total current assets	54,073,220	156,102		54,229,322
Property, plant and equipment, at cost:
Land	1,436,435	—		1,436,435
Buildings	12,472,800	—		12,472,800
Machinery and equipment	51,071,657	—		51,071,657
Drawings, patterns and patents	6,309,930	—		6,309,930

	71,290,822	—		71,290,822
Less accumulated depreciation and amortization	54,650,612	—		54,650,612

Net property, plant and equipment	16,640,210	—		16,640,210
Other assets	2,888,998	25,869	1	2,914,867

	$73,602,428	181,971		73,784,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$15,341,440	—		15,341,440
Current installments of long term debt	1,229,858	—		1,229,858
Accounts payable	9,390,129	10,202	1	9,400,331
Billings in excess of costs and estimated earnings on uncompleted contracts	414,662	—		414,662

	As Previously
	Reported	Adjustments	Notes	As Restated
Customer deposits	2,852,613	—		2,852,613
Accrued compensation and employee benefits	2,458,629	(57,927)	3	2,400,702
Other accrued expenses and income taxes	2,993,112	117,497	1,2&4	3,110,609

Total current liabilities	34,680,443	69,772		34,750,215
Long term debt, less current installments	8,364,292	—		8,364,292
Unfunded employee retirement plan costs	15,113,876	202,067	3	15,315,943
Unfunded post retirement health care costs	7,500,000	—		7,500,000
Other noncurrent liabilities	715,777	—		715,777

Total liabilities	66,374,388	271,839		66,646,227

Minority interest in consolidated subsidiaries	1,035,002	—		1,035,002
Shareholders’ equity:
Common stock	1,993,271	—		1,993,271

Capital in excess of par value	9,495,418	—		9,495,418
Retained earnings	15,314,601	(78,788)		15,235,813

	26,803,290	(78,788)		26,724,502
Deduct:

Notes receivable from employees for purchase of Company common stock	(32,204)	—		(32,204)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	239,766	(11,080)	3	228,686
Minimum pension liability adjustment	(20,817,814)	—		(20,817,814)

	(20,578,048)	(11,080)		(20,589,128)
Total shareholders’ equity	6,193,038	(89,868)		6,103,170

	$73,602,428	181,971		73,784,399

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,109,409	—		4,109,409
Trade accounts receivable, net	17,029,550	—		17,029,550

Costs and estimated earnings in excess of billings on uncompleted contracts	3,532,711	—		3,532,711
Inventories	25,529,064	(49,176)	2	25,479,888
Prepaid expenses	1,033,301	—		1,033,301
Other current assets	1,294,555	—		1,294,555

Total current assets	52,528,590	(49,176)		52,479,414
Property, plant and equipment, at cost:
Land	1,535,231	—		1,535,231
Buildings	12,842,337	—		12,842,337
Machinery and equipment	51,880,198	—		51,880,198
Drawings, patterns and patents	6,131,266	—		6,131,266

	72,389,032	—		72,389,032
Less accumulated depreciation and amortization	54,226,261	—		54,226,261

Net property, plant and equipment	18,162,771	—		18,162,771
Other assets	2,123,868	25,869	1	2,149,737

	$72,815,229	(23,307)		72,791,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$2,610,291	—		2,610,291
Current installments of long term debt	18,724,046	—		18,724,046
Accounts payable	10,830,336	10,202	1	10,840,538

	As Previously
	Reported	Adjustments	Notes	As Restated
Billings in excess of costs and estimated earnings on uncompleted contracts	581,927	—		581,927
Customer deposits	1,706,846	—		1,706,846
Accrued compensation and employee benefits	3,413,427	(57,927)	3	3,355,500
Other accrued expenses and income taxes	2,805,084	91,997	1,2,4	2,897,081

Total current liabilities	40,671,957	44,272		40,716,229
Long term debt, less current installments	1,302,124	—		1,302,124
Unfunded employee retirement plan costs	15,373,973	202,067	3	15,576,040
Unfunded post retirement health care costs	7,650,000	—		7,650,000
Other noncurrent liabilities	693,861	—		693,861

Total liabilities	65,691,915	246,339		65,938,254
Minority interest in consolidated subsidiaries	1,036,976	—		1,036,976
Shareholders’ equity:
Common stock	1,990,783	—		1,990,783

Capital in excess of par value	9,497,906	—		9,497,906
Retained earnings	14,509,592	(258,566)		14,251,026

	25,998,281	(258,566)		25,739,715
Deduct:
Treasury stock	(240,627)	—		(240,627)
Notes receivable from employees for purchase of Company common stock	(48,804)	—		(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	1,418,850	(11,080)	3	1,407,770
Minimum pension liability adjustment	(21,041,362)	—		(21,041,362)

	(19,622,512)	(11,080)		(19,633,592)
Total shareholders’ equity	6,086,338	(269,646)		5,816,692

	$72,815,229	(23,307)		72,791,922

(1)	Reflects adjustments for certain items previously not considered to be material, individually or in the aggregate. Adjustments increased other current assets by approximately $26,000 at June 30, 2005 and December 31, 2004, increased accounts payable by approximately $10,000 at June 30, 2005 and December 31, 2004 and increased other accrued expenses and income taxes by approximately $17,000 at June 30, 2005 and December 31, 2004.

(2)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered by the Company to be material, individually or in the aggregate. Adjustments increased inventory by approximately $156,000 at June 30, 2005 and decreased inventory by approximately $49,000 December 31, 2004. Adjustments also increased other accrued expenses and income taxes by $104,000 and $79,000 at June 30, 2005 and December 31, 2004, respectively.

(3)	Reflects adjustments to record post-retirement benefit obligations for certain of the Company’s foreign subsidiaries previously not considered material, individually or in the aggregate. Adjustments increased unfunded employee retirement plan costs by approximately $144,000 at June 30, 2005 and December 31, 2004. Also includes adjustments to reclassify post-retirement benefit obligations for these subsidiaries from accrued compensation and pension expense to unfunded employee retirement plan costs (approximately $58,000 at June 30, 2005 and December 31, 2004).

(4)	Reflects adjustments to foreign income taxes for the items noted in (1) through (3) above. Adjustments decreased other accrued expense and income taxes by approximately $4,000 at June 30, 2005 and December 31, 2004.
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended June 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$25,511,871	(15,180)	3	25,496,691
Cost of sales	18,460,283	23,453	2&5	18,483,736

Gross profit	7,051,588	(38,633)		7,012,955
Selling, general and administrative expenses	5,586,831	(57,302)	4	5,529,529

Operating income	1,464,757	18,669		1,483,426
Interest expense	602,866	—		602,866
Other non operating income (expense), net	41,383	24,176	2,3&4	65,559

Earnings before income taxes and minority interest	903,274	42,845		946,119
Income tax expense	213,746	—		213,746
Minority interest in net earnings	68,473	—		68,473

Net earnings	$621,055	42,845		663,900

Basic weighted average outstanding shares	1,991,946	—		1,991,946
Diluted weighted average outstanding shares	2,021,601	—		2,021,601
Basic earnings per share of common stock	$0.31	0.02		0.33
Diluted earnings per share of common stock	$0.31	0.02		0.33
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended June 30, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$23,271,375	499	3	23,271,874
Cost of sales	17,794,848	(53,879)	2&5	17,740,969

Gross profit	5,476,527	54,378		5,530,905
Selling, general and administrative expenses	5,000,343	(20,281)	4	4,980,062

Operating income	476,184	74,659		550,843
Interest expense	326,614	—		326,614
Other non operating income (expense), net	36,960	90,449	1,2,3&4	127,409

Earnings before income taxes and minority interest	186,530	165,108		351,638
Income tax expense	149,115	—		149,115
Minority interest in net earnings	34,160	—		34,160

Net earnings	$3,255	165,108		168,363

Basic weighted average outstanding shares	1,959,777	—		1,959,777
Diluted weighted average outstanding shares	1,978,677	—		1,978,677
Basic earnings per share of common stock	$0.00	0.09		0.09
Diluted earnings per share of common stock	$0.00	0.09		0.09

(1)	Reflects adjustments to record approximately $119,000 of gain on the sale of shares of stock received in 2001 in conjunction with the demutualization of an insurance company for the three months ended June 30, 2004. The gain had been inappropriately recorded in the first quarter of 2004.

(2)	Reflects adjustments to reclassify cash discounts earned on purchases from non-operating income to cost of sales of approximately $66,000 and ($7,000) for the three months ended June 30, 2005 and June 30, 2004, respectively.

(3)	Reflects adjustments to reclassify cash discounts given to customers from non-operating expense to net sales of approximately ($15,000) and $500 for the three months ended June 30, 2005 and June 30, 2004, respectively.

(4)	Reflects adjustments to reclassify gains from the sale of long lived assets from non-operating income to operating income of $57,000 and $20,000 for the three months ended June 30, 2005 and June 30, 2004, respectively.

(5)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered to be material, individually or in the aggregate, of ($43,000) and ($47,000) for the three months ended June 30, 2005 and June 30, 2004, respectively.

     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the six months ended June 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$51,554,358	(31,249)	3	51,523,109
Cost of sales	37,695,405	(116,782)	2&5	37,578,623

Gross profit	13,858,953	85,533		13,944,486
Selling, general and administrative expenses	11,254,581	(44,849)	4	11,209,732

Operating income	2,604,372	130,382		2,734,754
Interest expense	1,212,880	—		1,212,880
Other non operating income (expense), net	82,830	49,396	2,3&4	132,226

Earnings before income taxes and minority interest	1,474,322	179,778		1,654,100
Income tax expense	342,715	—		342,715
Minority interest in net earnings	85,973	—		85,973

Net earnings	$1,045,634	179,778		1,225,412

Basic weighted average outstanding shares	1,987,290	—		1,987,290
Diluted weighted average outstanding shares	2,018,102	—		2,018,102
Basic earnings per share of common stock	$0.53	0.09		0.62
Diluted earnings per share of common stock	$0.52	0.09		0.61
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the six months ended June 30, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$44,562,675	—		44,562,675
Cost of sales	33,896,315	(54,470)	2&5	33,841,845

Gross profit	10,666,360	54,470		10,720,830
Selling, general and administrative expenses	9,670,627	305,782	1&4	9,976,409

Operating income	995,733	(251,312)		744,421
Interest expense	657,045	—		657,045
Other non operating income (expense), net	(8,680)	102,441	1,2,3&4	93,761

Earnings before income taxes and minority interest	330,008	(148,871)		181,137
Income tax expense	262,003	—		262,003
Minority interest in net earnings	55,148	—		55,148

Net earnings (loss)	$12,857	(148,871)		(136,014)

Basic weighted average outstanding shares	1,958,838	—		1,958,838
Diluted weighted average outstanding shares	1,980,456	—		1,958,838
Basic earnings (loss) per share of common stock	$0.01	(0.08)		(0.07)
Diluted earnings (loss) per share of common stock	$0.01	(0.08)		(0.07)

(1)	In 2001, the Company received shares of stock in connection with the demutualization of an insurance company in which it was a member. The Company originally recorded an approximately $307,000 gain in the first six months of 2004 as a reduction to selling, general and administrative expenses. Adjustments reflect an increase of approximately $307,000 to selling, general and administrative expenses in 2004 and an increase of approximately $119,000 to other non-operating income for the gain on the sale of the shares in the first six months of 2004. The remainder of the gain of approximately $188,000 is now properly reflected as income in 2001.

(2)	Reflects adjustments to reclassify cash discounts earned on purchases from non-operating income to cost of sales of approximately $63,000 and ($16,000) for the six months ended June 30, 2005 and June 30, 2004, respectively.

(3)	Reflects adjustments to reclassify cash discounts given to customers from non-operating expense to net sales of approximately ($31,000) for the six months ended June 30, 2005.

(4)	Reflects adjustments to reclassify gains from the sale of long lived assets from non-operating income to operating income of $45,000 and $1,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.

(5)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered to be material, individually or in the aggregate, of ($180,000) and ($39,000) for the six months ended June 30, 2005 and June 30, 2004, respectively.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the six months ended June 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Cash flows from operating activities:
Net earnings	$1,045,634	179,778	2	1,225,412
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	1,663,486	—		1,663,486
Amortization of deferred financing fees	—	286,122	3	286,122
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	7,836	—		7,836
Minority interest in consolidated subsidiaries	85,973	—		85,973
Change in assets and liabilities:
Trade accounts receivable	(2,828,442)	—		(2,828,442)
Inventories	(659,675)	(205,278)	2	(864,953)
Billings, costs and estimated earnings on uncompleted contracts	846,935	—		846,935
Prepaid expenses	(140,078)	—		(140,078)
Accounts payable	(1,072,912)	—		(1,072,912)
Customer deposits	1,273,848	—		1,273,848
Accrued compensation	(805,931)	—		(805,931)
Other accrued expense and income taxes	—	338,475	2	338,475
Other, net	52,327	(312,975)	2	(260,648)

Net cash used by operating activities	$(530,999)	286,122		(244,877)
Cash flows from investing activities:
Additions to property, plant and equipment	(597,311)	—		(597,311)
Equity adjustments for available for sale securities	—	—		—

Net cash used by investing activities	$(597,311)	—		(597,311)
Cash flows from financing activities:
Net borrowings under line of credit agreements	1,446,691	—		1,446,691
Repayment of long term debt	(8,197,758)	—		(8,197,758)
Proceeds from issuance of long term debt	9,450,000	—		9,450,000
Payment of financing fees	(809,000)	(286,122)	3	(1,095,122)
Payments received on notes receivable from employees	8,766	—		8,766

Net cash provided by financing activities	$1,898,699	(286,122)		1,612,577
Effect of exchange rate changes on cash and cash equivalents	(17,652)	—		(17,652)

Net increase in cash and cash equivalents	752,737	—		752,737
Cash and cash equivalents:
At beginning of period	4,109,409	—		4,109,409

	As Previously
	Reported	Adjustments	Notes	As Restated
At end of period	$4,862,146	—		4,862,146

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$927,234	—		927,234
Income taxes	$223,780	—		223,780
The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the six months ended June 30, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Cash flows from operating activities:
Net earnings (loss)	$12,857	(148,871)	1,2	(136,014)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,533,953	—		1,533,953
Realized gain from sale of investment	—	(119,402)	1	(119,402)
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	12,831	—		12,831
Minority interest in consolidated subsidiaries	55,148	—		55,148
Change in assets and liabilities:
Trade accounts receivable	(397,973)	—		(397,973)
Inventories	(217,335)	(58,910)	2	(276,245)
Billings, costs and estimated earnings on uncompleted contracts	(64,223)	—		(64,223)
Prepaid expenses	(196,702)	—		(196,702)
Accounts payable	634,809	—		634,809
Customer deposits	20,034	—		20,034
Accrued compensation	1,464,285	—		1,464,285
Other accrued expense and income taxes	—	(662,332)	2	(662,332)
Other, net	(1,300,500)	689,332	1,2	(611,168)

Net cash provided by operating activities	$1,557,184	(300,183)		1,257,001
Cash flows from investing activities:
Additions to property, plant and equipment	(431,671)	—		(431,671)
Proceeds from sale of investment	—	307,183	1	307,183

Net cash used by investing activities	$(431,671)	307,183		(124,488)
Cash flows from financing activities:
Net borrowings under line of credit agreements	167	—		167
Repayment of long term debt	(926,504)	—		(926,504)
Proceeds from issuance of long term debt	260,815	—		260,815
Payment of financing fees	(208,000)	(7,000)	3	(215,000)
Payments received on notes receivable from employees	14,922	—		14,922

Net cash used by financing activities	$(858,600)	(7,000)		(865,600)
Effect of exchange rate changes on cash and cash equivalents	(373,679)	—		(373,679)

Net decrease in cash and cash equivalents	(106,766)	—		(106,766)
Cash and cash equivalents:
At beginning of period	6,235,975	—		6,235,975

At end of period	$6,129,209	—		6,129,209

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$673,598	—		673,598
Income taxes	$74,963	—		74,963

(1)	The adjustment reflects proceeds ($307,000) and a related gain ($119,000) recorded in the second quarter of 2004 related to the sale of shares of stock received in 2001 related to the demutualization of an insurance company.

(2)	Reflects adjustments noted in the consolidated balance sheets or statements of operations above.

(3)	Reflects adjustments to reclassify payment of deferred financing costs from “Other, net” in the cash flows from operating activities to cash flows from financing activities of approximately $286,000 and $7,000 for the six month periods ended June 30, 2005 and 2004, respectively. Also reflects reclassification of amortization of deferred financing costs to a separate item within operating activities in 2005.
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
Segment Information

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
SALES TO UNAFFILIATED CUSTOMERS
Domestic (a)	$14,647,199	11,688,951	28,547,976	22,478,058
European	7,060,489	8,327,410	15,754,813	15,955,174
International	3,789,003	3,255,513	7,220,320	6,129,443

	$25,496,691	23,271,874	51,523,109	44,562,675

INTERSEGMENT SALES
Domestic	$2,381,483	1,710,809	4,351,675	3,338,725
European	414,157	418,339	1,088,502	618,710
OPERATING INCOME
Domestic (a)	$2,003,668	361,512	3,396,901	442,135
European	(154,036)	559,799	77,962	920,783
International (a)	324,657	213,935	567,481	521,408
Corporate expenses, including R&D	(690,863)	(584,402)	(1,307,590)	(1,139,905)

Total	$1,483,426	550,843	2,734,754	744,421

(a)	See Note 2, “Restatement of Consolidated Financial Statements.”

Identifiable assets at June 30, 2005 and December 31, 2004 consisted of the following:

	JUNE 30,	DECEMBER 31,
Identifiable Assets	2005	2004
Domestic (a)	$34,435,000	33,528,000
European	28,922,000	29,998,000
International	8,767,000	7,555,000
Corporate	1,660,000	1,711,000

Total	73,784,000	72,792,000

(a)	See Note 2, “Restatement of Consolidated Financial Statements.”
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

5. INVENTORIES
Inventories at June 30, 2005 and December 31, 2004 consisted of the following:

	JUNE 30, 2005	DECEMBER 31, 2004
Raw materials	$3,360,262	2,842,553
Work in process (a)	19,020,252	20,036,873
Finished goods	3,921,715	3,627,462

	26,302,229	26,506,888

LIFO reserve (a)	(784,000)	(1,027,000)

Total	$25,518,229	25,479,888

(a)	See Note 2, “Restatement of Consolidated Financial Statements.”
Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,191,000 and $15,278,000 at June 30, 2005 and December 31, 2004, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
6. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Net income (loss) for basic and diluted earnings (a)	$663,900	168,363	1,225,412	(136,014)
Weighted average common shares outstanding	1,991,946	1,959,777	1,987,290	1,958,838
Dilutive stock options	29,655	18,900	30,902	0
Dilutive average common shares outstanding	2,021,601	1,978,677	2,018,102	1,958,838
Basic income (loss) per common share	$0.33	0.09	0.62	(0.07)
Diluted income (loss) per common share	$0.33	0.09	0.61	(0.07)

(a)	See Note 2, “Restatement of Consolidated Financial Statements.”
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

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Net earnings (loss) as reported (a)	$663,900	168,363	1,225,412	(136,014)
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917	6,415	7,834	12,830
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	10,552	11,693	21,105	23,386

Pro forma earnings (loss)	$657,265	163,085	1,212,141	(146,570)
Basic earnings (loss) per common share:
As reported	0.33	0.09	0.62	(0.07)
Pro forma earnings (loss)	0.33	0.08	0.61	(0.07)
Diluted earnings (loss) per common share:
As reported	0.33	0.09	0.61	(0.07)
Pro forma earnings (loss)	0.33	0.08	0.60	(0.07)

(a)	See Note 2, “Restatement of Consolidated Financial Statements.”
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

Net pension expense under this plan for the three month and six month periods ended June 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Service cost	$10,000	15,000	20,000	30,000
Interest cost on projected benefit obligation	244,000	266,000	488,000	532,000
Return on plan assets	(215,000)	(216,000)	(430,000)	(432,000)
Net amortization and deferral of net transition liability	75,000	110,000	150,000	220,000

Net pension expense	$114,000	175,000	228,000	350,000

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
For the six months ended June 30, 2005, approximately $245,000 of cash was used by operations compared to approximately $1,257,000 of cash provided by operations during the same period in 2004. The largest use of cash was the approximately $2,828,000 increase in trade accounts receivable resulting from the increase in net sales. The increase in the backlog of orders in process has increased inventory, which used approximately $865,000 of cash. The new credit facility made it possible to make significant payments to vendor accounts payable, which used approximately $1,073,000 of cash. The catch-up of the delinquent defined benefit pension contributions was the primary reason for the approximately $806,000 use of cash in accrued compensation. Approximately $1,780,000 of defined benefit pension contributions are planned to be paid in the last six months of 2005. An approximately $2,000,000 progress payment received on the large French ADH contract in the second quarter of 2005 caused billings, costs and estimated earnings on uncompleted contracts to provide approximately $847,000 of cash. The balance due on the ADH contract, approximately $2,250,000, is expected to be received in 2006. The Company expects to receive cash payments on the remaining contracts under percentage of completion accounting of approximately $5,630,000 and $4,500,000 in the last six months of 2005 and in 2006, respectively. An increase in customer deposits provided approximately $1,274,000 of cash. Inventory turns were 3.02 at June 30, 2005 compared to 2.86 at June 30, 2004. Other accrued expenses and income taxes provided approximately $339,000 of cash in the first six months of 2005. Other-net is made up of changes in various deposits, deferred fees, and non trade receivables. The change in these items used approximately $261,000 in the first six months of 2005.
Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $597,000 in the first six months of 2005 compared to approximately $432,000 in the first six months of 2004. Property, plant and equipment additions are expected to total less than $1,200,000 for 2005 as a whole.
WORKING CAPITAL

	Restated – Note 2	Restated – Note 2
	June 30, 2005	December 31, 2004
Current assets	$54,229,000	52,479,000
Current liabilities	34,750,000	40,716,000
Working capital	19,479,000	11,763,000
Current ratio	1.56	1.29

Working capital increased by approximately $7,716,000 at June 30, 2005 compared to December 31, 2004. The new finance arrangement is the primary cause for the improvement.
CAPITALIZATION

	Restated – Note 2	Restated – Note 2
	June 30, 2005	December 31, 2004
Interest bearing debt	$24,936,000	22,636,000
Shareholders’ equity	6,103,000	5,817,000
Debt and equity	31,039,000	28,453,000
Ratio	80.3%	79.6%

The capitalization of the Company increased during the first six months of 2005, primarily as a result of increased borrowing from the new bank agreement. The financing fees of the new banking arrangement were approximately $1,581,000 of which approximately $1,095,000 was capitalized in 2005. Amortization in the first six months of 2005 for these financing fees was $286,000.
As of August 30, 2005, the Company was in compliance with all bank covenants under its United States and foreign credit facilities.
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
RESULTS OF OPERATIONS
Shipments and Orders

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Net orders	$26,746,000	25,202,000	56,516,000	51,447,000
Percentage increase	6.1%		9.9%
Net sales (shipments)	25,497,000	23,272,000	51,523,000	44,563,000
Percentage increase	9.6%		15.6%

Consolidated orders increased by approximately $1,544,000, or 6.1%, in the second quarter of 2005 and increased by approximately $5,069,000 or 9.9% in the first six months of 2005 when compared to the same periods in 2004. The change in orders in the second quarter of 2005 when compared to the same quarter of 2004 was an increase in the Domestic and International segments by 12.6% and 38.3%, respectively, and a decrease in the European segment by 21.8%. The change in the quarter comparison is more volatile because of the effect large contracts have on the smaller quarterly numbers, especially in the smaller segments. Orders have increased for the first six months of 2005 compared to the same period of 2004 in the Domestic, European and International segments by 8.1%, 13.8% and 9.0%, respectively.
Consolidated net sales increased in the second quarter of 2005 by approximately $2,225,000, or 9.6% and increased by approximately $6,960,000 or 15.6% in the first six months of 2005 when compared to the same periods in 2004. The change in net sales in the second quarter of 2005 when compared to the same quarter of 2004 was the result of an increase in the Domestic and International segments by 25.4% and 16.4%, respectively, and a decrease in the European segment by 15.2%. Net sales have increased for the first six months of 2005 compared to the same period of 2004 in the Domestic and International segments by 27.1% and 17.8%, respectively, and decreased in the European segment by 1.3%. When Consolidated net sales, European segment net sales and International net sales for the first six months of 2005 are compared to the same period in 2004, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on Consolidated net sales, European segment net sales and International segment net sales for the first six months of 2005 was an increase in net sales by 2.1%, 4.1% and 4.3%, respectively.
Backlog

	JUNE 30, 2005	DECEMBER 31, 2004
Backlog	$39,027,000	34,034,000
Percentage increase	14.7%

Increased orders caused the backlog of orders at June 30, 2005 to increase by approximately 14.7% to approximately $39,027,000 from approximately $34,034,000 at December 31, 2004.
Gross Profit

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Gross profit	$7,013,000	5,531,000	13,944,000	10,721,000
Percentage increase in gross profit	26.8%		30.1%
Gross profit margin	27.5%	23.8%	27.1%	24.1%

Gross profit and gross profit margin improved from 23.8% in the second quarter of 2004 to 27.5% in the second quarter of 2005 and improved from 24.1% in the first six months of 2004 to 27.1% in the first six months of 2005. These improvements were due primarily to price increases that we charged our customers, increased net sales, higher volumes generating a better absorption of fixed costs, a favorable mix of more profitable products and the benefits from our ongoing efforts to improve margins.
Selling, General and Administrative Expenses

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Selling, general and administrative expenses	$5,530,000	4,980,000	11,210,000	9,976,000
Less: research and development	464,000	442,000	947,000	886,000

Total selling, general and administrative less research and development	$5,066,000	4,538,000	10,263,000	9,090,000

Percentage increase	11.6%		12.9%
Percentage of net sales	19.9%	19.5%	19.9%	20.4%

Selling, general and administrative expenses in the second quarter and first six months of 2005 increased by 11.6% and 12.9%, respectively, when compared to the same periods in 2004. The increase for the six months ended June 30, 2005 was caused primarily by the following: effect of currency translation (approximately $265,000), additional legal and accounting fees relating to the restatement of prior year results (approximately $160,000), bad debts (approximately $125,000), health care (approximately $135,000), employee incentive and profit sharing expenses (approximately $348,000) and other increases (approximately $140,000). The increase in the three month period ended June 30, 2005 is primarily related to increased employee incentive and profit sharing (approximately $286,000), health care (approximately $55,000), bad debts (approximately $125,000) and other increases (approximately $62,000).
Interest Expense
Interest expense increased by approximately $276,000 in the second quarter and $556,000 in the first six months of 2005 compared to the same periods in 2004. Higher interest rates, increased debt and approximately $286,000 of amortization of financing costs associated with the new financing agreements caused the increase. The transaction costs will be amortized over the three year term of the financing agreement, which ends in January 2008.

Other non-operating Income (Loss)
Other non-operating income (loss) consists of the following:

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Interest income	$12,973	10,381	26,100	24,466
Exchange gain (loss)	38,372	(16,174)	77,284	(77,707)
Gain from sale of investment	—	119,402	—	119,402
Rent income	14,214	13,800	28,842	27,600

Other non operating income	$65,559	127,409	132,226	93,761

The primary reason for the increase in other non-operating income in the first six months of 2005 compared to the same period in 2004 was the gain from foreign exchange transactions versus a loss in 2004 caused by the stronger US dollar. The shares of stock received from an insurance company that demutualized were sold in the second quarter of 2004 and generated a $119,402 gain.
Income tax effective rates were 20.7% and 144.6% in the first six months of 2005 and 2004, respectively, and 22.6% and 42.4% in the second quarter of 2005 and 2004, respectively. Income tax expense on earnings before income taxes and minority interest was approximately $214,000 and $149,000, respectively, for the 2005 and 2004 second quarters and $343,000 and $262,000, respectively, for the 2005 and 2004 first six month periods. The 2004 rate resulted from losses in the Domestic segment that were not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that generated income. The 2005 rate resulted from earnings in the Domestic segment that was benefited from prior losses that had not been previously benefited for tax purposes coupled with earnings and related tax expense from subsidiaries in the European and International segments that generated income in 2005.
The primary reason for the change from approximately $0.09 earnings per diluted share results for the second quarter of 2004 and approximately $0.07 loss in the first six months of 2004 to an approximately $0.33 and $0.61 net income per diluted share in the respective periods of 2005 was the increase in shipments and gross profit described above offset by increased interest expense.
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
     The Company does not buy and sell investment securities with the objective of generating profits on short term differences in price. As such, we classify and account for investment securities as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such period, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act that such information may not currently be as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 2 to the Consolidated financial statements, accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure.

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
CHANGE IN INTERNAL CONTROLS
     There were no changes in internal controls during the period ended June 30, 2005. The Company will make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
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
ITEM 6. EXHIBITS.

     See Exhibit Index following the last page of this Form 10-Q/A, which Exhibit Index is incorporated herein by reference.

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
Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2005

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