Form 10-Q/A
period 2005-09-30
OILGEAR CO
filed 2006-04-10
CIK 74058

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
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Restated – Note 2
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,643,811	4,109,409
Trade accounts receivable, less allowance for doubtful receivables of $285,000 and $340,000 in 2005 and 2004, respectively	17,859,597	17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	2,031,071	3,532,711
Inventories	25,678,256	25,479,888
Prepaid expenses	912,808	1,033,301
Other current assets	1,519,845	1,294,555

Total current assets	52,645,388	52,479,414

Property, plant and equipment, at cost:
Land	1,427,761	1,535,231
Buildings	12,446,068	12,842,337
Machinery and equipment	51,033,892	51,880,198
Drawings, patterns and patents	6,351,580	6,131,266

	71,259,301	72,389,032
Less accumulated depreciation and amortization	55,206,078	54,226,261

Net property, plant and equipment	16,053,223	18,162,771
Other assets	2,753,276	2,149,737

	$71,451,887	72,791,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$14,849,777	2,610,291
Current installments of long term debt	1,205,330	18,724,046
Accounts payable	8,894,522	10,840,538
Billings in excess of costs and estimated earnings on uncompleted contracts	490,421	581,927
Customer deposits	2,182,594	1,706,846
Accrued compensation and employee benefits	1,584,465	3,355,500
Other accrued expenses and income taxes	3,466,838	2,897,081

Total current liabilities	32,673,947	40,716,229

Long term debt, less current installments	8,062,382	1,302,124
Unfunded employee retirement plan costs	15,258,713	15,576,040
Unfunded post retirement health care costs	7,425,000	7,650,000
Other noncurrent liabilities	705,594	693,861

Total liabilities	64,125,636	65,938,254

Minority interest in consolidated subsidiaries	1,116,416	1,036,976
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 2,010,503 shares in 2005 and issued 1,990,783 shares in 2004	2,010,503	1,990,783
Capital in excess of par value	9,518,187	9,497,906
Retained earnings	15,705,865	14,251,026

	27,234,555	25,739,715

Deduct:
Treasury stock, 27,111 shares in 2004	—	(240,627)
Notes receivable from employees for purchase of Company common stock	(25,286)	(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(230,806)	1,407,770
Minimum pension liability adjustment	(20,768,628)	(21,041,362)

	(20,999,434)	(19,633,592)

Total shareholders’ equity	6,209,835	5,816,692

	$71,451,887	72,791,922

See Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$25,515,637	25,028,882	77,038,746	69,591,557
Cost of sales	18,467,917	19,411,390	56,046,540	53,253,235

Gross profit	7,047,720	5,617,492	20,992,206	16,338,322
Selling, general and administrative expenses	5,671,175	4,861,342	16,880,911	14,837,751
Operating income	1,376,545	756,150	4,111,295	1,500,571
Interest expense	646,333	346,236	1,859,213	1,003,281
Other non-operating income (expense), net	(51,093)	38,071	81,133	131,832

Earnings before income taxes and minority interest	679,119	447,985	2,333,215	629,122
Income tax expense	169,837	223,937	512,552	485,940
Minority interest in earnings	39,225	800	125,199	55,948

Net earnings	$470,057	223,248	1,695,464	87,234

Basic weighted average outstanding shares	2,001,081	1,961,157	1,993,583	1,959,616

Diluted weighted average outstanding shares	2,038,435	1,978,521	2,028,127	1,979,469

Basic earnings per share of common stock	$0.23	0.11	0.85	0.04

Diluted earnings per share of common stock	$0.23	0.11	0.84	0.04

See note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Restated – Note 2
	FOR NINE MONTHS ENDED
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,695,464	87,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,373,078	2,314,909
Amortization of deferred financing fees	456,000	—
Realized gain on sale of investment	—	(119,402)
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	51,753	28,746
Minority interest in earnings	125,199	55,948
Change in assets and liabilities:
Trade accounts receivable	(1,816,103)	218,600
Inventories	(1,134,088)	(917,657)
Billings, costs and estimated earnings on uncompleted contracts	1,209,293	(2,544,711)
Prepaid expenses	50,006	223,128
Accounts payable	(1,520,097)	752,025
Customer deposits	579,663	696,389
Accrued compensation and employee benefits	(1,693,239)	(53,165)
Other accrued expense and income taxes	726,889	(351,051)
Other, net	(273,752)	(364,195)

Net cash provided by operating activities	$830,066	26,798

Cash flows from investing activities:
Additions to property, plant and equipment	(773,331)	(647,108)
Proceeds from sale of investment	—	307,183

Net cash used by investing activities	$(773,331)	(339,925)

Cash flows from financing activities:
Net borrowings under line of credit agreements	972,620	304,482
Repayment of long term debt	(8,520,210)	(1,337,404)
Proceeds from issuance of long term debt	9,450,000	52,950
Payment of financing fees	(1,113,170)	(222,500)
Payments received on notes receivable from employees	11,768	18,616

Net cash provided (used) by financing activities	$801,008	(1,183,856)
Effect of exchange rate changes on cash and cash equivalents	(323,341)	(263,657)

Net increase (decrease) in cash and cash equivalents	$534,402	(1,760,640)
Cash and cash equivalents:
At beginning of period	4,109,409	6,235,975

At end of period	$4,643,811	4,475,335

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,378,508	1,018,897
Income taxes	292,001	88,226

See Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$470,057	223,248	1,695,464	87,234
Other comprehensive income (loss):
Unrealized investment gains (losses) arising during period (a)	—	—	—	18,349
Reclassification adjustment for investment gains realized during period (a)	—	—	—	(119,402)
Foreign currency translation adjustment	(459,493)	236,414	(1,638,577)	(230,699)
Minimum pension liability adjustment	49,186	17,272	272,734	(61,989)

Total comprehensive income (loss)	$59,750	476,934	329,621	(306,507)

(a) See Note 2, “Restatement of Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2004 Annual Report on Form 10-K/A, a copy of which is available upon request, and these financial statements and notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2004 Form 10-K/A. Certain items have been reclassified to conform to 2005 presentation.
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
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at September 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,643,811	—		4,643,811
Trade accounts receivable, net	17,859,597	—		17,859,597
Costs and estimated earnings in excess of billings on uncompleted contracts	2,031,071	—		2,031,071
Inventories	25,672,372	5,884	2	25,678,256
Prepaid expenses	912,808	—		912,808
Other current assets	1,519,845	—		1,519,845

Total current assets	52,639,504	5,884		52,645,388
Property, plant and equipment, at cost:
Land	1,427,761	—		1,427,761
Buildings	12,446,068	—		12,446,068
Machinery and equipment	51,033,892	—		51,033,892
Drawings, patterns and patents	6,351,580	—		6,351,580

	71,259,301	—		71,259,301
Less accumulated depreciation and amortization	55,206,078	—		55,206,078

Net property, plant and equipment	16,053,223	—		16,053,223
Other assets	2,727,407	25,869	1	2,753,276

	$71,420,134	31,753		71,451,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$14,849,777	—		14,849,777
Current installments of long term debt	1,205,330	—		1,205,330
Accounts payable	8,884,320	10,202	1	8,894,522
Billings in excess of costs and estimated earnings on uncompleted contracts	490,421	—		490,421
Customer deposits	2,182,594	—		2,182,594
Accrued compensation and employee benefits	1,642,392	(57,927)	3	1,584,465
Other accrued expenses and income taxes	3,436,592	30,246	1,2&4	3,466,838

	As Previously
	Reported	Adjustments	Notes	As Restated
Total current liabilities	32,691,426	(17,479)		32,673,947
Long term debt, less current installments	8,062,382	—		8,062,382
Unfunded employee retirement plan costs	15,056,646	202,067	3	15,258,713
Unfunded post retirement health care costs	7,425,000	—		7,425,000
Other noncurrent liabilities	705,594	—		705,594

Total liabilities	63,941,048	184,588		64,125,636

Minority interest in consolidated subsidiaries	1,116,416	—		1,116,416
Shareholders’ equity:
Common stock	2,010,503	—		2,010,503
Capital in excess of par value	9,518,187	—		9,518,187
Retained earnings	15,847,621	(141,756)		15,705,865

	27,376,311	(141,756)		27,234,555
Deduct:
Notes receivable from employees for purchase of Company common stock	(25,286)	—		(25,286)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(219,727)	(11,079)	3	(230,806)
Minimum pension liability adjustment	(20,768,628)	—		(20,768,628)

	(20,988,355)	(11,079)		(20,999,434)

Total shareholders’ equity	6,362,670	(152,835)		6,209,835

	$71,420,134	31,753		71,451,887

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,109,409	—		4,109,409
Trade accounts receivable, net	17,029,550	—		17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts	3,532,711	—		3,532,711
Inventories	25,529,064	(49,176)	2	25,479,888
Prepaid expenses	1,033,301	—		1,033,301
Other current assets	1,294,555	—		1,294,555

Total current assets	52,528,590	(49,176)		52,479,414
Property, plant and equipment, at cost:
Land	1,535,231	—		1,535,231
Buildings	12,842,337	—		12,842,337
Machinery and equipment	51,880,198	—		51,880,198
Drawings, patterns and patents	6,131,266	—		6,131,266

	72,389,032	—		72,389,032
Less accumulated depreciation and amortization	54,226,261	—		54,226,261

Net property, plant and equipment	18,162,771	—		18,162,771
Other assets	2,123,868	25,869	1	2,149,737
	$72,815,229	(23,307)		72,791,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$2,610,291	—		2,610,291
Current installments of long term debt	18,724,046	—		18,724,046
Accounts payable	10,830,336	10,202	1	10,840,538
Billings in excess of costs and estimated earnings on uncompleted contracts	581,927	—		581,927
Customer deposits	1,706,846	—		1,706,846
Accrued compensation and employee benefits	3,413,427	(57,927)	3	3,355,500
Other accrued expenses and income taxes	2,805,084	91,997	1,2,4	2,897,081

Total current liabilities	40,671,957	44,272		40,716,229
Long term debt, less current installments	1,302,124	—		1,302,124
Unfunded employee retirement plan costs	15,373,973	202,067	3	15,576,040
Unfunded post retirement health care costs	7,650,000	—		7,650,000
Other noncurrent liabilities	693,861	—		693,861

Total liabilities	65,691,915	246,339		65,938,254

	As Previously
	Reported	Adjustments	Notes	As Restated
Minority interest in consolidated subsidiaries	1,036,976	—		1,036,976
Shareholders’ equity:
Common stock	1,990,783	—		1,990,783

Capital in excess of par value	9,497,906	—		9,497,906
Retained earnings	14,509,592	(258,566)		14,251,026

	25,998,281	(258,566)		25,739,715

Deduct:
Treasury stock	(240,627)	—		(240,627)
Notes receivable from employees for purchase of Company common stock	(48,804)	—		(48,804)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	1,418,850	(11,080)	3	1,407,770
Minimum pension liability adjustment	(21,041,362)	—		(21,041,362)

	(19,622,512)	(11,080)		(19,633,592)

Total shareholders’ equity	6,086,338	(269,646)		5,816,692

	$72,815,229	(23,307)		72,791,922

(1)	Reflects adjustments for certain items previously not considered to be material, individually or in the aggregate. Adjustments increased other current assets by approximately $26,000 at September 30, 2005 and December 31, 2004, accounts payable by approximately $10,000 at September 30, 2005 and December 31, 2004 and other accrued expenses and income taxes by approximately $17,000 at September 30, 2005 and December 31, 2004.

(2)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered by the Company to be material, individually or in the aggregate. Adjustments increased inventory by approximately $6,000 at September 30, 2005 and decreased inventory by approximately $49,000 at December 31, 2004. Adjustments also increased other accrued expenses and income taxes by $17,000 and $79,000 at September 30, 2005 and December 31, 2004, respectively.

(3)	Reflects adjustments to record post-retirement benefit obligations for certain of the Company’s foreign subsidiaries previously not considered material, individually or in the aggregate. Adjustments increased unfunded employee retirement plan costs by approximately $144,000 at September 30, 2005 and December 31, 2004. Also includes adjustments to reclassify post-retirement benefit obligations for these subsidiaries from accrued compensation and pension expense to unfunded employee retirement plan cost approximately $58,000 at September 30, 2005 and December 31, 2004.

(4)	Reflects adjustments to foreign income taxes for the items noted above. Adjustments decreased other accrued expenses and income taxes by approximately $4,000 at September 30, 2005 and December 31, 2004.
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended September 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$25,515,637	—		25,515,637
Cost of sales	18,404,954	62,963	3	18,467,917

Gross profit	7,110,683	(62,963)		7,047,720
Selling, general and administrative expenses	5,671,175			5,671,175

Operating income	1,439,508	(62,963)		1,376,545
Interest expense	646,333	—		646,333
Other non operating expense, net	(51,093)	—		(51,093)

Earnings before income taxes and minority interest	742,082	(62,963)		679,119
Income tax expense	169,837	—		169,837
Minority interest in net earnings	39,225	—		39,225

Net earnings	$533,020	(62,963)		470,057

Basic weighted average outstanding shares	2,001,081	—		2,001,081
Diluted weighted average outstanding shares	2,038,435	—		2,038,435
Basic earnings per share of common stock	$0.27	(0.03)		0.23
Diluted earnings per share of common stock	$0.26	(0.03)		0.23

     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the three months ended September 30, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$25,030,503	(1,621)	2	25,028,882
Cost of sales	19,436,886	(25,496)	1,3	19,411,390

Gross profit	5,593,617	23,875		5,617,492
Selling, general and administrative expenses	4,861,343	(1)		4,861,342
Operating income	732,274	23,876		756,150
Interest expense	346,236	—		346,236

Other non operating income, net	40,317	(2,246)	1,2	38,071
Earnings before income taxes and minority interest	426,355	21,630		447,985
Income tax expense	223,937	—		223,937
Minority interest in net earnings	800	—		800

Net earnings	$201,618	21,630		223,248

Basic weighted average outstanding shares	1,961,157	—		1,961,157
Diluted weighted average outstanding shares	1,978,521	—		1,978,521
Basic earnings per share of common stock	$0.10	0.01		0.11
Diluted earnings per share of common stock	$0.10	0.01		0.11

(1)	Reflects adjustments to reclassify cash discounts earned on purchases from non-operating income to cost of sales of approximately ($4,000) for the three months ended September 30, 2004.

(2)	Reflects adjustments to reclassify cash discounts given to customers from non-operating expense to net sales of approximately ($2,000) for the three months ended September 30, 2004.

(3)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered by the Company to be material, individually or in the aggregate, related to operations of $63,000 and ($22,000) for the three months ended September 30, 2005 and September 30, 2004, respectively.
     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the nine months ended September 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$77,038,746	—		77,038,746
Cost of sales	56,163,350	(116,810)	4	56,046,540

Gross profit	20,875,396	116,810		20,992,206
Selling, general and administrative expenses	16,880,911	—		16,880,911

Operating income	3,994,485	116,810		4,111,295
Interest expense	1,859,213	—		1,859,213
Other non operating income, net	81,133	—		81,133

Earnings before income taxes and minority interest	2,216,405	116,810		2,333,215
Income tax expense	512,552	—		512,552
Minority interest in net earnings	125,199	—		125,199

Net earnings	$1,578,654	116,810		1,695,464

Basic weighted average outstanding shares	1,993,583	—		1,993,583
Diluted weighted average outstanding shares	2,028,127	—		2,028,127
Basic earnings per share of common stock	$0.79	0.06		0.85
Diluted earnings per share of common stock	$0.78	0.06		0.84

     The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of operations for the nine months ended September 30, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Net sales	$69,593,065	(1,508)	3	69,591,557
Cost of sales	53,317,639	(64,404)	2&4	53,253,235

Gross profit	16,275,426	62,896		16,338,322
Selling, general and administrative expenses	14,530,573	307,178	1	14,837,751

Operating income	1,744,853	(244,282)		1,500,571
Interest expense	1,003,281	—		1,003,281
Other non operating income, net	14,791	117,041	1,2&3	131,832

Earnings before income taxes and minority interest	756,363	(127,241)		629,122
Income tax expense	485,940	—		485,940
Minority interest in net earnings	55,948	—		55,948

Net earnings	$214,475	(127,241)		87,234

Basic weighted average outstanding shares	1,959,616	—		1,959,616
Diluted weighted average outstanding shares	1,979,469	—		1,979,469
Basic earnings per share of common stock	$0.11	(0.07)		0.04
Diluted earnings per share of common stock	$0.11	(0.07)		0.04

(1)	In 2001, the Company received shares of stock in connection with the demutualization of an insurance company in which it was a member. The Company originally recorded an approximately $307,000 gain in the first nine months of 2004 as a reduction to selling, general and administrative expenses. Adjustment reflects an increase of approximately $307,000 to selling, general and administrative expenses in 2004 and an increase of approximately $119,000 to other non-operating income for the gain on the sale of the shares in the first nine months of 2004. The remainder of the gain of approximately $188,000 is now properly recorded as income in 2001.

(2)	Reflects adjustments to reclassify cash discounts earned on purchases from non-operating income to cost of sales of approximately ($4,000) for the nine months ended September 30, 2004.

(3)	Reflects adjustments to reclassify cash discounts given to customers from non-operating income to net sales of approximately ($2,000) for the nine months ended September 30, 2004.

(4)	Reflects adjustments for certain inventory and inventory related (i.e., warranty) items previously not considered by the Company to be material, individually or in the aggregate, of ($117,000) and ($61,000) for the nine months ended September 30, 2005 and September 30, 2004, respectively.
The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the nine months ended September 30, 2005.

	As Previously
	Reported	Adjustments	Notes	As Restated
Cash flows from operating activities:
Net earnings	$1,578,654	116,810	2	1,695,464
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	2,373,078	—		2,373,078

Amortization of deferred financing fees	456,000	—		456,000
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	51,753	—		51,753
Minority interest in consolidated subsidiaries	125,199	—		125,199
Change in assets and liabilities:
Trade accounts receivable	(1,816,103)	—		(1,816,103)
Inventories	(1,079,028)	(55,060)	2	(1,134,088)
Billings, costs and estimated earnings on uncompleted contracts	1,209,293	—		1,209,293
Prepaid expenses	50,006	—		50,006

	As Previously
	Reported	Adjustments	Notes	As Restated
Accounts payable	(1,520,097)	—		(1,520,097)
Customer deposits	579,663	—		579,663
Accrued compensation	(1,693,239)	—		(1,693,239)
Other accrued expense and income taxes	788,639	(61,750)	2	726,889
Other, net	(273,752)	—		(273,752)

Net cash provided by operating activities	$830,066	—		830,066
Cash flows from investing activities:
Additions to property, plant and equipment	(773,331)	—		(773,331)

Net cash used by investing activities	$(773,331)	—		(773,331)
Cash flows from financing activities:
Net borrowings under line of credit agreements	972,620	—		972,620
Repayment of long term debt	(8,520,210)	—		(8,520,210)
Proceeds from issuance of long term debt	9,450,000	—		9,450,000
Payment of financing fees	(1,113,170)	—		(1,113,170)
Payments received on notes receivable from employees	11,768	—		11,768

Net cash provided by financing activities	$801,008	—		801,008
Effect of exchange rate changes on cash and cash equivalents	(323,341)	—		(323,341)

Net increase in cash and cash equivalents	534,402	—		534,402
Cash and cash equivalents:
At beginning of period	4,109,409	—		4,109,409

At end of period	$4,643,811	—		4,643,811

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,378,508	—		1,378,508
Income taxes	292,001	—		292,001
The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statement of cash flows for the nine months ended September 30, 2004.

	As Previously
	Reported	Adjustments	Notes	As Restated
Cash flows from operating activities:
Net earnings	$214,475	(127,241)	1 & 2	87,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,314,909	—		2,314,909
Realized gain from sale of investment	(307,183)	187,781	1	(119,402)
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	28,746	—		28,746
Minority interest in consolidated subsidiaries	55,948	—		55,948
Change in assets and liabilities:
Trade accounts receivable	218,600	—		218,600
Inventories	(827,117)	(90,540)	2	(917,657)
Billings, costs and estimated earnings on uncompleted contracts	(2,544,711)	—		(2,544,711)
Prepaid expenses	223,128	—		223,128
Accounts payable	752,025	—		752,025
Customer deposits	696,389	—		696,389
Accrued compensation	(53,165)			(53,165)
Other accrued expense and income taxes	(381,051)	30,000	2	(351,051)
Other, net	(364,195)	—		(364,195)

Net cash provided by operating activities	$26,798	—		26,798
Cash flows from investing activities:
Additions to property, plant and equipment	(647,108)	—		(647,108)
Proceeds from sale of investment	307,183			307,183

Net cash used by investing activities	$(339,925)	—		(339,925)
Cash flows from financing activities:
Net borrowings under line of credit agreements	304,482	—		304,482

	As Previously
	Reported	Adjustments	Notes	As Restated
Repayment of long term debt	(1,337,404)	—		(1,337,404)
Proceeds from issuance of long term debt	52,950	—		52,950
Payment of financing fees	(222,500)	—		(222,500)
Payments received on notes receivable from employees	18,616	—		18,616

Net cash used by financing activities	$(1,183,856)	—		(1,183,856)
Effect of exchange rate changes on cash and cash equivalents	(263,657)	—		(263,657)

Net decrease in cash and cash equivalents	$(1,760,640)	—		(1,760,640)
Cash and cash equivalents:
At beginning of period	6,235,975	—		6,235,975

At end of period	$4,475,335	—		4,475,335

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,018,897	—		1,018,897
Income taxes	88,226	—		88,226

(1)	Reflects adjustments to reflect shares of stock received in 2001 in conjunction with the demutualization of an insurance company further described in the consolidated balance sheet adjustments above.

(2)	Reflects adjustments noted in the consolidated balance sheets or statements of operations above.
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
Segment Information

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
SALES TO UNAFFILIATED CUSTOMERS
Domestic	$14,217,608	12,013,373	42,765,584	34,491,431
European	8,347,251	9,954,842	24,102,064	25,910,016
International	2,950,778	3,060,667	10,171,098	9,190,110

	$25,515,637	25,028,882	77,038,746	69,591,557

INTERSEGMENT SALES
Domestic	$1,753,961	1,379,778	6,105,636	4,718,503
European	424,054	225,254	1,512,556	843,964

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
OPERATING INCOME
Domestic (a)	$1,476,587	651,406	4,873,483	1,118,234
European (a)	276,631	463,214	354,593	1,359,304
International (a)	224,871	207,668	792,352	729,072
Corporate expenses, including R&D	(601,544)	(566,136)	(1,909,133)	(1,706,039)

Total	$1,376,545	756,150	4,111,295	1,500,571

(a)	See note 2, “Restatement of Consolidated Financial Statements.”

Identifiable assets at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
Identifiable Assets	2005	2004
Domestic(a)	$33,159,000	33,528,000
European	27,950,000	29,998,000
International	8,725,000	7,555,000
Corporate	1,618,000	1,711,000

Total	$71,452,000	72,792,000

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
     The Loan Agreement and the EXIM Loan Agreement contain customary terms and conditions for asset-based facilities, including standard representations and warranties, affirmative and negative covenants, and events of default, including non-payment,insolvency, breaches of the terms of the respective loan agreements, change of control, and material adverse changes in the Company’s business operations.

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

5. INVENTORIES
Inventories at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials	$3,284,034	2,842,553
Work in process (a)	19,359,289	20,036,873
Finished goods	3,843,933	3,627,462

	26,487,256	26,506,888

LIFO reserve (a)	(809,000)	(1,027,000)

Total	$25,678,256	25,479,888

(a) See note 2, “Restatement of Consolidated Financial Statements.”
     Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,120,000 and $15,278,000 at September 30, 2005 and December 31, 2004, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
6. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income for basic and diluted earnings (a)	$470,057	223,248	1,695,464	87,234
Weighted average shares outstanding	2,001,081	1,961,157	1,993,583	1,959,616
Dilutive stock options	37,354	17,364	34,544	19,853
Dilutive weighted average shares outstanding	2,038,435	1,978,521	2,028,127	1,979,469
Basic income per common share	$0.23	0.11	0.85	0.04
Diluted income per common share	$0.23	0.11	0.84	0.04

(a) See note 2, “Restatement of Consolidated Financial Statements.”
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
     Had compensation cost for the Company’s stock options been recognized using the fair value method, the Company’s pro forma operating results would have been as follows:

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net earnings as reported (a)	$470,057	223,248	1,695,464	87,234
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917	6,415	11,751	19,245
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	10,552	15,561	31,657	38,947

Pro forma earnings	$463,422	214,102	1,675,558	67,532

Basic earnings per share:

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
As reported	0.23	0.11	0.85	0.04
Pro forma earnings	0.23	0.11	0.84	0.03

Diluted earnings per share:
As reported	0.23	0.11	0.84	0.04
Pro forma earnings	0.23	0.11	0.83	0.03

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
     The Company has various statutory and voluntary employee retirement benefits at some of it’s foreign subsidiaries. These benefits are funded according to the statutory requirements of the country the subsidiary is located. The non statutory benefits are funded with life insurance.
     Net pension expense under this plan for the three month and nine month periods ended September 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$10,000	15,000	30,000	45,000
Interest cost on projected benefit obligation	244,000	266,000	732,000	798,000
Return on plan assets	(215,000)	(216,000)	(645,000)	(648,000)
Net amortization and deferral of net transition liability	75,000	110,000	225,000	330,000

Net pension expense	$114,000	175,000	342,000	525,000

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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. As indicated in our 2004 Form 10-K, we have contracted to sell the land and buildings for 4,150,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location. We expect the move to be completed before the August 15, 2006 Barclays loan maturity date.
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
     For the nine months ended September 30, 2005, approximately $830,000 of cash was provided by operations compared to approximately $27,000 of cash provided by operations during the same period in 2004. The largest item affecting operating cash flows in 2005 was the approximately $1,816,000 increase in trade accounts receivable resulting from the increase in net sales. A large order in Korea to retrofit a forging press was the primary reason for the approximately $1,134,000 increase in inventory in 2005. The new credit facility made it possible to make significant payments to reduce vendor accounts payable, which used approximately $1,520,000 of cash in 2005. The catch-up of the delinquent defined benefit pension contributions was the primary reason for the approximately $1,693,000 use of cash to reduce accrued compensation and employee benefits in 2005. Approximately $692,000 of defined benefit pension contributions are planned to be paid in the last three months of 2005. An approximately $2,000,000 progress payment received on the large French ADH contract in the second quarter of 2005 caused billings, costs and estimated earnings on uncompleted contracts to provide approximately $1,209,000 of cash. The balance due on the ADH contract, approximately $2,250,000, is expected to be received in 2006. The Company expects to receive cash payments on the remaining contracts under percentage of completion accounting of approximately $2,931,000 and $5,180,000 in the last three months of 2005 and in fiscal 2006, respectively. Other accrued expenses and income taxes provided approximately $727,000 of cash for the nine months ended September 30, 2005. Accrued value added tax increased by approximately $400,000 and all the other accruals collectively increased by $327,000 during this nine month period. Other-net is made up of changes in various deposits, and non trade receivables. The change in these items used approximately $274,000 of cash in the “Other net” line in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005. An increase in customer deposits provided approximately $580,000 of cash. Inventory turns were 2.95 per trailing twelve months at September 30, 2005, the same as at September 30, 2004.
     Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $773,000 in the first nine months of 2005 compared to approximately $647,000 in the first nine months of 2004. Property, plant and equipment additions are expected to be approximately $1,200,000 for 2005 as a whole.
WORKING CAPITAL

	Restated – Note 2	Restated – Note 2
	September 30, 2005	December 31, 2004
Current assets	$52,645,000	52,479,000
Current liabilities	32,674,000	40,716,000
Working capital	19,971,000	11,763,000
Current ratio	1.61	1.29
     Working capital increased by approximately $8,208,000 at September 30, 2005 compared to December 31, 2004. The new bank arrangement is the primary cause for the improvement.
CAPITALIZATION

	Restated – Note 2	Restated – Note 2
	September 30, 2005	December 31, 2004
Interest bearing debt	$24,117,000	22,636,000
Shareholders’ equity	6,210,000	5,817,000
Debt and equity	30,327,000	28,453,000
Ratio	79.5%	79.6%
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
     At September 30, 2005 the Company was in compliance with all bank covenants under its United States and foreign credit facilities.
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
RESULTS OF OPERATIONS
Shipments and Orders

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net orders	$21,273,000	24,754,000	77,789,000	76,201,000
Percentage increase (decrease)	(14.1%)		2.1%
Net sales (shipments)	25,516,000	25,029,000	77,039,000	69,592,000
Percentage increase	1.9%		10.7%

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
     Consolidated net sales increased in the third quarter of 2005 by approximately $487,000 or 1.9% and increased by approximately $7,447,000, or 10.7% in the first nine months of 2005 when compared to the same periods in 2004. The change in net sales in the third quarter of 2005 when compared to the same quarter of 2004 was the result of an increase in the Domestic segment by 18.1% and decreases in the European and International segments by 16.2% and 3.6%, respectively. Net sales have increased for the first nine months of 2005 compared to the same period of 2004 in the Domestic and International segments by 24.0% and 10.7%, respectively, and decreased in the European segment by 7.0%. When consolidated net sales, European segment net sales and International net sales for the first nine months of 2005 are compared to the same period in 2004, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on consolidated net sales, European segment net sales and International segment net sales for the first nine months of 2005 was an increase in net sales by 1.4%, 2.6% and 4.3%, respectively.
Backlog

	September 30, 2005	DECEMBER 31, 2004
Backlog	$34,784,000	34,034,000
Percentage increase	2.2%
     The slight increase in orders caused the backlog of orders at September 30, 2005 to increase by approximately 2.2% to approximately $34,784,000 from approximately $34,034,000 at December 31, 2004.
     The Company negotiated the cancellation of a $2,300,000 order, due to the fact that the government halted funding of our customer’s program. This cancellation will reduce the backlog by $1,900,000 but had no significant impact on earnings for 2005.
Gross Profit

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Gross profit	$7,048,000	5,617,000	20,992,000	16,338,000
Percentage increase in gross profit	25.5%		28.5%
Gross profit margin	27.6%	22.4%	27.2%	23.5%
     Gross profit and gross profit margin improved from 22.4% in the third quarter of 2004 to 27.6% in the third quarter of 2005 and improved from 23.5% in the first nine months of 2004 to 27.2% in the first nine months of 2005. These improvements were due primarily to price increases that we charged our customers, increased net sales, higher volumes generating a better absorption of fixed costs, a favorable mix of more profitable products and the benefits from our ongoing efforts to improve margins.
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

     Selling, general and administrative expenses in the third quarter and first nine months of 2005 increased by 18.0% and 14.4%, respectively, when compared to the same periods in 2004. The increase for the nine month period was caused primarily by the following: effect of currency translation (approximately $317,000), additional legal and accounting fees relating to the restatement of prior year results which was described in the originally filed 2004 form 10-K (approximately $160,000), healthcare expense increases (approximately $183,000), profit sharing and employee incentive expenses (approximately $546,000), bad debt expense (approximately $333,000), consulting fees (approximately $120,000) and increases in salaries, directors fees and other expenses (approximately $292,000). The approximately $799,000 increase for the third quarter was caused by increases in healthcare expense (approximately $48,000), bad debt expense (approximately $208,000), consulting fees (approximately $120,000), employee incentive expense (approximately $198,000), increases in salaries, travel expenses and other expenses (approximately $173,000)and the effect of currency translation (approximately $52,000),.
Interest Expense
     Interest expense increased by approximately $300,000 in the third quarter and $856,000 in the first nine months of 2005 compared to the same periods in 2004. Higher interest rates, increased debt and approximately $456,000 of amortization of financing costs associated with the new financing agreements caused the increase. The financing costs will be amortized over the three year term of the financing agreement, which ends in January 2008.
Other Non-Operating Income (Loss)
     Other non-operating income (loss) consists of the following:

	Restated – Note 2		Restated – Note 2
	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest income	$9,752	17,804	35,853	42,245
Exchange gain (loss)	(73,949)	6,493	3,335	(71,213)
Rent income	13,107	13,774	41,945	41,398
Gain on investments	—	—	—	119,402

Other non operating income (expense)	$(51,093)	38,071	81,133	131,832

     The primary reason for the net expense in non-operating expense in the third quarter of 2005 compared to a gain in the same period in 2004 was the loss from foreign exchange transactions versus a gain in 2004 caused by the strengthening US dollar. The primary reason for the increase in non-operating income in the first nine months of 2005 compared to the same period in 2004 was the gain from foreign exchange transactions versus a loss in 2004. A weakening US dollar in 2004 was the primary reason for the loss. The shares of stock received from an insurance company that demutualized were sold in the second quarter of 2004 and generated a $119,402 gain.
     Income tax effective rates were 25.0% and 50.0% in the third quarter of 2005 and 2004, respectively, and 22.0% and 77.2% in the first nine months of 2005 and 2004, respectively. Income tax expense on earnings before income taxes and minority interest was approximately $170,000 and $224,000, respectively, for the 2005 and 2004 third quarters and $513,000 and $486,000, respectively, for the 2005 and 2004 first nine month periods. The 2004 rate resulted from losses in the Domestic segment that were not being benefited for tax purposes coupled with earnings and related tax expense in the European and International segments that generated income. The 2005 rate resulted from earnings in the Domestic segment that was benefited from prior losses that had not been previously benefited for tax purposes coupled with earnings and related tax expense from subsidiaries in the European and International segments that generated income in 2005.
     The primary reason for the change from approximately $0.11 per diluted share results for the third quarter of 2004 and approximately $0.04 per diluted share in the first nine months of 2004 to an approximately $0.23 per diluted share and $0.84 per diluted share in the respective periods of 2005 was the increase in shipments and gross profit described above offset by increased operating expenses and interest expense.
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
     The Company does not buy and sell investment securities with the objective of generating profits on short term differences in price. As such, we classify and account for investment securities as available-for-sale securities in accordance with Statement of Financial Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
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
CHANGE IN INTERNAL CONTROLS
     There were no changes in internal controls during the period ended September 30, 2005. The Company will make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
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
Quarterly Report on Form 10-Q/A for the Quarter Ended September 30, 2005

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