Form 10-K
period 2005-12-31
OILGEAR CO
filed 2006-04-17
CIK 74058

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the shares of Common Stock (based upon the $11.58 per share last sale price on June 30, 2005 in the Nasdaq Capital Market) held by non-affiliates was approximately $16,378,002. Shares of Common Stock held by each executive officer and director of the Company have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2006, 2,012,255 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2006 are incorporated by reference into Part III of this Form 10-K.

THE OILGEAR COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2005

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

Domestic Segment

The Company’s products are sold in the United States and Canada by sales engineers and by a network of approximately 59 distributors. Sales engineers are located in Milwaukee, Wisconsin; Hot Springs Village, Arkansas; Ionia and Novi, Michigan; Centerville and Leetonia, Ohio; Longview, Sanger and Rockwall, Texas; Cumming, Georgia; Trenton, South Carolina; Mead, Washington; Melbourne, Florida; and Ajax, Ontario, Canada.

European Segment

The Company’s products are sold in Europe directly through 5 wholly-owned subsidiaries and by a network of approximately 14 distributors. Sales offices are located in Leeds, England; Paris, France; Hernani, Spain; Hattersheim, Germany; and Montirone, Italy.

International Segment

The Company conducts business outside of the United States, Canada and Europe by direct export sales and through subsidiary operations providing sales, engineering, manufacturing and field services to customers worldwide. The Company’s 100% owned subsidiaries are located in Taren Point, Australia; Taejon City, Korea; Nagoya, Japan; Pachuca, Mexico; Bangalore, India; and Campinas, Brasil. The Company also has a 49% owned joint venture, Oilgear Towler Polyhydron Pvt. Ltd, located in Belgaum, India, and a 58% owned joint venture operation located in Taipei, Taiwan, with both companies serving customers with hydraulic products. The Company opened a sales office in Beijing, China in 2005. In addition to the above, the Company sells its products through 12 distributors in selected countries.

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

Backlog

The Company’s backlog of orders believed to be firm as of December 31, 2005 was approximately $26,864,000, a decrease of approximately $7,170,000 from the backlog of orders as of December 31, 2004, which was approximately $34,034,000. The Company expects that substantially all orders in the backlog will be filled in 2006. The Company’s backlog is significant to its operations but is not seasonal in any significant respect. Backlog is generally dependent upon economic cycles affecting capital spending in the industries which utilize the Company’s products.

Raw Materials

During the year, iron and steel castings, bearings, steel and other raw materials were generally available from a number of sources, and the Company is generally not dependent on any one supplier. However, the price surcharges for steel that began in 2004 continued to increase steel costs throughout 2005.

Patents, Licenses, Franchises

The Company has a number of United States and foreign patents. It does not consider its business to be materially dependent upon any patent, patent application or patent license agreement.

Research and Development

The Company’s research and development activities are conducted by members of its engineering staff at its Milwaukee, Wisconsin and Leeds, England plants, who spend a substantial amount of their time on research and development. The research and development expenditures for 2005, 2004 and 2003 were approximately $1,900,000, $1,700,000 and $1,700,000, respectively. The Company’s product development efforts continue to be focused on the expansion of its line of axial piston pumps and the customizing of products to suit specific customer applications.

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

Employees

At December 31, 2005, the Company had 748 employees.

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

Item 1A.	Risk Factors.

As with any business, the Company’s business and operations involve risks and uncertainties. In addition to the other discussions in, or incorporated by reference into, this Report, particularly those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Forward Looking Statements” in Item 7 of this report, the following factors should be considered:

The demand for our products is cyclical and a downturn in the U.S. or world economy would be likely to have a material adverse effect on our sales and earnings.

The demand for the value engineered fluid power components and controls that we manufacture is directly related to overall industrial demand, which in turn generally reflects the overall U.S. and world economy. Our ability to generate sales could be likely to substantially diminish if there is an economic downturn in the U.S. or overseas. Our sales also depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forego or postpone new purchases in favor of repairing existing machinery. As a result, it is not always possible for us to properly forecast future demand and we may incur additional expenses and inefficiencies in connection with rapid changes in levels of business.

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. During periods of expansion in industrial activity we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products. Furthermore, an economic recession may impact leveraged companies, such as Oilgear, more than competing companies with less leverage, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Some of our products are sold to a relatively small number of customers; if we lose any of those customers, sales and operating results could decline.

In some of our product lines our sales are concentrated to a small number of customers, especially with respect to pumps. Currently we have large contracts with two significant customers, and the loss of any of these significant customers could substantially affect our sales and profitability.

Our financial resources may not be sufficient to permit us to effectively compete in some of our core product lines, and intense competition may result in reduced sales and profitability.

We sell our products in highly competitive markets. We compete in these markets based on price, product performance, product availability, service and warranty. Many of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. We cannot assure you that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, all of which could materially and adversely affect our financial condition, results of operations and cash flows.

Our products must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis. If we fail to make innovations, or the market does not accept our new products, our sales and results would suffer. We invest in the research and development of new products, principally in the areas of developing new products for our axial piston pump line and in customizing products for specific customer applications. However these expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us.

We could be subject to product liability claims, product recalls and increased warranty costs, which could negatively impact our profitability and corporate image.

A significant product defect, product liability judgment or product recall may negatively impact our profitability for a period of time depending on publicity, product availability, scope, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products are unsafe or unreliable could adversely affect our reputation with existing and potential customers and our corporate image.

We provide our customers warranty coverage on products we manufacture. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our financial condition, results of operations and cash flows.

Commodity and energy price increases or material shortages may reduce our profits.

We use iron and steel castings, bearings, steel and other commodities as raw materials. Commodity and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and changes in governmental programs.

Commodity and energy price increases will raise both our raw material costs and operating costs. We may not be able to increase our product prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and profitability. In addition, even though we can generally obtain our supplies from multiple suppliers, there can be occasional shortages of a particular raw material. An unavailability or shortage of a raw material could negatively affect our ability to manufacture products using that raw material and thus affect net shipments.

There are many laws and regulations applicable to the manufacturing industry. Compliance with those requirements is costly to us and can affect our operations. Failure to comply could also be costly and disruptive.

Our facilities and products are subject to many laws and regulations relating to safety, import-export regulations, etc., domestically and abroad. Compliance with these laws and regulations can be costly and affect our operations. Also, if we fail to comply with applicable laws and regulations, we could be subject to administrative penalties and injunctive relief, civil remedies, fines and recalls of our products.

Environmental compliance may be costly to us.

Our operations are subject to extensive and increasingly stringent laws and regulations which pertain to the discharge of materials into the environment and the handling and disposition of wastes. These rules operate at the federal and state levels in the United States, and there are analogous laws at many of our overseas locations. Environmental regulations, and the potential failure to comply with them, could have serious consequences, including the costs of compliance and defense, interference with our operations, civil and administrative penalties and negative publicity.

We manufacture and sell some of our products outside of the United States, which may present additional risks to our business.

For the year ended December 31, 2005 approximately 56% of our net sales were attributable to products manufactured or sold outside of the United States. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate and currency devaluations of various foreign jurisdictions could have a material adverse effect on our financial condition, results of operations and cash flows.

We are exposed to the risk of foreign currency fluctuations.

Some of our operations are conducted by subsidiaries in foreign countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, which are stated in U.S. dollars. The exchange rates between many of these currencies and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material effect on our results of operations and financial position and may significantly affect the comparability of our results between financial periods.

In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a currency other than its functional currency.

Our operations and profitability could suffer if we experience labor relations problems.

We employ approximately 355 people who work under collective bargaining agreements and have labor agreements with two union locals in North America. In addition, some of our European employees belong to European trade unions. These collective bargaining or similar agreements expire at various times in the next several years. We believe that we have satisfactory relations with our unions and, therefore, anticipate reaching new agreements on satisfactory terms as the existing agreements expire. However, we may not be able to reach new agreements without a work stoppage or strike and any new agreements that are reached may not be reached on terms satisfactory to us. One of the issues that could make future labor negotiations more difficult, and increase our overall compensation expense, is rising health care costs, particularly in the U.S. A prolonged work stoppage or strike at any one of our manufacturing facilities, or the continued upward trend in health care costs, could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, approximately 393 of our employees are currently non-union. Any unionization of the Company’s non-union employees could also result in additional costs and expenses.

We depend on certain key personnel, and the loss or retirement of these persons may harm our business.

Our success depends in large part on the continued service and availability of our key management and technical personnel, and on our ability to attract and retain qualified new personnel. The competition for these individuals can be significant, and the loss of key employees could harm our business. In addition, as some of these persons approach retirement age, we need to provide for smooth transitions, and our operations and results may be negatively affected if we are not able to do so.

World events and natural disasters are beyond our control and could affect our results.

World events, such as the attacks of September 11, 2001 and their aftermath, the Iraq conflict and the situations in North Korea and Iran, can adversely affect national, international and local economies. Economies can also be affected by other events and natural disasters, such as the Southeast Asian tsunami and Hurricane Katrina, or epidemics such as the avian flu. These events and conditions, which are beyond our control, could adversely affect our revenues and profitability if they affect the economy, and could particularly affect us if they occur in locations in which we or our customers have significant operations.

Our leverage may impair our operations and financial condition.

As of December 31, 2005, our total consolidated debt was $24.3 million. Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the product sectors that we serve.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our principal credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests, including the maintenance of certain levels of tangible net worth, debt service coverage and interest coverage. It also is an event of default under our principal loan agreements if David A. Zuege ceases to be the President and CEO of the Company. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or act in a manner contrary to our business objectives. We cannot assure you that we will meet any future financial tests or that the lenders will waive any failure to meet those tests. Additionally, our principal debt instruments call for the guarantee of portions of such debt by one or more of our subsidiaries, including our overseas subsidiaries. The regulations regarding subsidiary guarantees in the U.S. and other countries are subject to certain legal interpretations and accounting determinations that can limit the amount of debt a subsidiary can guarantee for a parent or affiliate entity. We cannot assure you that the provision by our subsidiaries of the guaranties requested under our loan agreements currently comply with applicable legal requirements or will comply with such future requirements.

If we default under our debt agreements, our lenders could elect to declare all amounts outstanding under our debt agreements to be immediately due and payable and could proceed against any collateral securing the debt, which includes substantially all of our assets and the assets of our subsidiaries. Under those circumstances, in the absence of readily-available refinancing on favorable terms, we might elect or be compelled to enter bankruptcy proceedings, in which case our shareholders could lose the entire value of their investment in our common stock.

Our future required cash contributions to our pension plans may increase if new pension funding requirements are enacted into law.

Congress is considering legislation to reform funding requirements for underfunded pension plans on a prospective basis. The proposed legislation as currently drafted would, among other things, increase the percentage funding target from 90% to 100% and require the use of a more current mortality table in the calculation of minimum yearly funding requirements. This proposed legislation is preliminary and could change significantly before it is enacted into law. Our future required cash contributions to our two underfunded U.S. defined benefit pension plans may increase based on the funding reform provisions that are ultimately enacted into law.

As a public company we are subject to accounting, reporting and other regulatory requirements, including under the Sarbanes-Oxley Act of 2002, the cost of which increases our operating expenses.

As a small publicly traded company the costs and expenses associated with the regulatory requirements applicable to us comprise a greater percentage of gross operating margin, and therefore our profitability, than is generally the case with larger entities. In addition to the costs incurred in connection with the SEC’s general reporting requirements and the corporate governance requirements of the Nasdaq Stock Market, we are subject to many of the provisions of the Sarbanes-Oxley Act of 2002. Under current SEC rules we are scheduled to become subject to the internal control over financial reporting requirements of Section 404 of Sarbanes-Oxley in fiscal 2007. We expect the costs of Section 404 compliance to be substantial and to have a material adverse effect on our earnings for at least that year and, possibly, subsequent periods.

We are not currently required to complete the review of our internal controls under Section 404 of Sarbanes-Oxley; we may still identify material weaknesses.

Section 404 of Sarbanes-Oxley and rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) require us to provide a report about our internal controls and procedures for financial reporting beginning with our fiscal year ending December 31, 2007. The report must state management’s responsibility for establishing and maintaining effective internal controls and procedures for financial reporting and contain their conclusions on the effectiveness of these controls. In addition, our independent registered public accounting firm will be required to attest to, and report on, management’s evaluation.

We have not yet undertaken or completed such a full review to ensure compliance with Section 404 of the Sarbanes-Oxley Act. However, during the past two years we have identified certain material weaknesses in our accounting and disclosure controls as further discussed in Item 9A and have made improvements to our internal control over financial reporting as a result of such determinations. These material weaknesses were identified separately from a Section 404 review and we may yet identify additional material weaknesses when we undertake this review. We may also need to expend significant additional resources on any necessary remediations of these deficiencies.

There are other factors that could affect the market price of our common stock.

Our shares are traded on the Nasdaq Capital Market (formerly the SmallCap Market) and the price of our common stock is determined on the open market. A variety of factors other than our financial performance can negatively affect our share price, including the fact that our shares are not heavily traded and we do not have analyst coverage. The absence of analyst coverage generally means that some of the persons trading in our securities do not have ready access to as much information about our industry or our business as would otherwise be the case. Any decrease in the overall stock market would be likely to cause our share price to decrease as well. Additionally, as a Wisconsin corporation we are subject to various provisions of the Wisconsin Business Corporation Law which would tend to make an uninvited takeover more costly to a potential acquiror.

Item 2.	Properties.

Substantially all of the Company’s Domestic and European real property is pledged as collateral under the terms of the financing arrangement that closed in February 2005. Mortgages have been recorded on these assets. See

Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity.”

Domestic

Oilgear owns a one-story general office and factory building located on 19.23 acres of land at 2300 South 51st Street in Milwaukee, Wisconsin. This building is constructed of concrete, steel and brick and contains approximately 276,000 square feet of floor space. In 2002, the Company closed its manufacturing plant in Longview, Texas, constructed of concrete block and steel, which has approximately 44,000 square feet of floor space. The Longview property is currently leased to a third-party who has an obligation to purchase the property by 2008. The Company owns a 141,000 square foot manufacturing facility on 14 acres of land located in Fremont, Nebraska. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, the Company paid off the Industrial Revenue Bonds and obtained title to this property in March 2005. For additional information regarding the lease of the Fremont, Nebraska facility, see note 5, “Long Term Debt” in the Notes to Consolidated Financial Statements included in Item 8 of this report.

European

The Company’s Oilgear GmbH subsidiary owns a three level concrete block and steel building with approximately 21,160 square feet in Hattersheim, Germany. This office and shop facility is constructed on 2.335 acres of land and is subject to a mortgage.

The Company’s Oilgear Towler Ltd. subsidiary owns a one-story manufacturing plant and two office buildings constructed of concrete, steel and brick totaling approximately 52,000 square feet on six acres of land in Leeds, England, and an additional prefabricated facility being used for document storage. As discussed in Item 7 the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report, the land and building are expected to be sold in 2006 and the subsidiary will move into a leased facility in the same area.

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

International

The Company leases facilities in all international locations except for the Company’s Oilgear Towler Polyhydron Pvt. Ltd joint venture in India. The Company’s Oilgear Towler Polyhydron Pvt. Ltd joint venture owns two plants; plant number 1 is a masonry, three story building with approximately 6,000 square feet on approximately 13,000 square feet of land, and plant number 2 is a one story, masonry building with approximately 16,000 square feet on approximately 258,000 square feet of land.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

The names, ages, offices and positions held, and periods of service in their present offices, of all executive officers of the Registrant are listed below. Except in the case of mid-term vacancies, officers are elected for one-year terms at the Board of Directors meeting following the annual meeting of shareholders each year.

		Offices and Positions	Present Office
Name	Age	Held with Registrant	Held Since

David A. Zuege	64	President and Chief Executive Officer; Director; Member of Executive Committee	1996(1)
Hubert Bursch	66	Vice President — European Operations; Director	1994(2)
Robert D. Drake	51	Vice President — International Operations and Domestic System Sales; Director	2000(3)
Thomas J. Price	62	Vice President — Chief Financial Officer and Secretary	2000(4)
Dale C. Boyke	55	Vice President — Marketing & Sales; Director	1997(5)

(1)	Mr. Zuege has been a member of the Board of Directors since 1982.

(2)	Mr. Bursch has been a member of the Board of Directors since 1997.

(3)	Mr. Drake served as Director of International Sales from 1988 to 1996 and Vice President Asia/ Latin American Operations from 1997 to 1999.

(4)	Mr. Price served as Vice President — Finance and Corporate Secretary from 1995 to 1999.

(5)	Mr. Boyke has been a member of the Board of Directors since 1998.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on The Nasdaq Capital Market (formerly The Nasdaq Stock Small Cap Market) under the symbol OLGR. As of April 7, 2006, the number of record holders of the Company’s common stock was 399. The Company did not declare or pay any dividends during 2004 and 2005.

For additional information regarding the Company’s common stock and dividend payments, see “Financial Condition and Liquidity” and “Quarterly Financial Information (Unaudited)” in Item 7 of this report.

The Company issued 21,472 new shares of its common stock to employees when they exercised their stock options in 2005. Also in 2005, the Company transferred 27,111 shares from treasury to employee benefit plans (3,941) and employee stock options (23,170). In 2004 the Company transferred 5,774 shares of treasury stock to its directors as part of directors’ fees (2,500) and employee stock options (3,274). In 2003, transferred 2,500 shares of treasury stock to its directors as part of directors’ fees.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2005:

Number of
Securities
	Number of		Remaining Available
	Securities to be	Weighted-Average	for Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in the First Column)

Equity compensation plans approved by security holders	70,227	$7.91	32,821
Equity compensation plans not approved by security holders	—	—	—

Total	70,227	$7.91	32,821

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial information regarding the Company’s financial position and operating results. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto which appear elsewhere herein.

5	Year Summary

	2005	2004	2003	2002	2001

Operations
Net sales	$103,260,000	94,422,000	81,047,000	75,239,000	82,619,000
Net earnings (loss)	2,097,000	251,000	(1,989,000)	(5,466,000)	(1,567,000)
Basic earnings (loss) per share	1.05	0.13	(1.02)	(2.80)	(0.80)
Diluted earnings (loss) per share	1.04	0.13	(1.02)	(2.80)	(0.80)
Dividends declared per share	—	—	—	—	0.14
Capitalization
Interest bearing debt	$24,336,000	22,636,000	23,836,000	23,195,000	24,694,000
Shareholders’ equity	7,067,000	5,817,000	3,328,000	3,449,000	17,193,000
Total assets	70,996,000	72,792,000	69,881,000	66,669,000	71,640,000
Book value per share	3.51	2.97	1.71	1.76	8.85
December 31st stock price(a)	10.01	8.51	4.16	3.01	8.50

(a)	The last sale price for the year in the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market), as applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The strength of the domestic fluid power industry helped the Company generate net earnings in all four quarters of 2005. Net sales in 2005 which was the highest annual amount of net sales in the Company history increased by 9.4% over net sales in 2004. This record net sales was led by an 18.9% increase in net sales in the domestic segment. Shipments of pumps and flow meters were the biggest drivers for these increased sales. The demand for Oilgear hydraulic pumps continues to grow and our marketing efforts are continuing to create new interest in Oilgear products world-wide. We continue to invest in new products and product enhancements with emphasis on reducing operating costs to keep the Company competitive in our industry.

Restatement of Financial Statements

On January 27, 2006, the Company announced that it would restate certain of its previously filed consolidated financial statements to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily related to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position.

As a result of these adjustments, the Company restated certain of the previously filed financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The restated financial statements were included in Oilgear’s Form 10-K/A for the year ended December 31, 2004 which was filed with the SEC on March 31, 2006. All financial information appearing herein give effect to such restatements.

Discussion of Results of Operations

	2005	2004	2003

Net orders	$96,090,000	99,544,000	80,397,000
Percentage increase (decrease)	(3.5)%	23.8%
Net sales (shipments)	103,260,000	94,422,000	81,047,000
Percentage increase	9.4%	16.5%

2005 vs. 2004

Net orders in 2005 decreased by 3.5% when compared to 2004. The Company decreases its reported net orders by any orders cancelled during the current period and decreases or increases its reported net orders by the effect of the U.S. dollar changes resulting from foreign currency translation of orders using foreign currency prices in the backlog. There was a significant order for approximately $1,916,000 in the domestic segment that was in the backlog at December 31, 2004 which was cancelled in 2005 due to the U.S. government halting funding of our customer’s program. A significant amount of orders are priced in British pounds sterling and the EURO. The British pound sterling and the EURO exchange rate decreased against the U.S. dollar at December 31, 2005 compared to December 31, 2004 by approximately 10.3% and 12.7%, respectively. The foreign currency translation difference decreased net orders by approximately $2,150,000. Without these two significant changes, net orders for 2005 would have been approximately $612,000 higher than net orders in 2004.

When 2005 net orders in each geographic segment are compared to 2004, the Domestic segment net orders decreased by approximately 4.2% to approximately $51,372,000, the European segment net orders decreased by approximately 3.6% to approximately $29,488,000 and the International segment net orders decreased by approximately 0.8% to approximately $15,230,000. The decrease in the Domestic segment orders was the result of the cancelled order discussed above, a decrease in orders for custom engineered hydraulic and electrical products that are integrated into our customers’ machines (i.e. extrusion and forging presses), and a decrease in orders for meters sold to the government. Orders for pumps and repairs increased which offset most of the decrease from the other domestic products. The foreign exchange translation impact discussed above was the primary reason for the decrease in European net orders in 2005 compared to 2004 and the International segment net orders were flat in 2005 compared to 2004.

Net sales in 2005 increased by 9.4% compared to 2004. When comparing 2005 net sales to 2004 by segment, the Domestic segment increased by 18.9%, the European segment decreased by 1.3% and the International segment increased by 3.3%. If the effect of the foreign currency translation on net sales is excluded, consolidated net sales for 2005 increased by 8.8%, European segment net sales decreased by 1.0% and International segment net sales decreased by 0.9% compared to 2004. Therefore, all of the increase in net sales was due to increased sales in the Domestic segment resulting from a growing U.S. economy. According to data from the National Fluid Power Association, domestic hydraulic shipments in the Company’s industry increased by 14% in 2005.

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

Backlog

	2005	2004	2003

Backlog at December 31	$26,864,000	34,034,000	28,912,000
Percentage increase(decrease)	(21.1)%	17.7%	(2.2)%

The backlog of unfilled orders at December 31, 2005 decreased by 21.1% or $7,170,000. The completion of an approximately $4,000,000 government contract for meters, the cancellation of a large construction contract for approximately $1,916,000 and a decrease of approximately $2,150,000 from foreign currency translation are the primary causes for the decrease in backlog. Approximately 92% of revenue from the large forging press order in France has been recognized and approximately $1,100,000 remained in the backlog at December 31, 2005. All of the remaining equipment on this order was shipped in 2005 and the forging press is to be started up in 2006.

The increase in orders in 2004 discussed above was the primary reason backlog increased by approximately $5,122,000 or 17.7% at December 31, 2004 compared to the same date in 2003. Approximately 25% of the 2002 forging press order in France or approximately $4,000,000 converted at currency exchange rates at the end of 2004 remained in the backlog.

Gross Profit

	2005	2004	2003

Gross profit	$27,339,000	22,175,000	18,700,000
Percentage increase	23.3%	18.6%	29.2%
Gross profit margin	26.5%	23.5%	23.1%
Percentage increase	12.8%	1.7%	20.3%

Gross profit increased $5.2 million or 23.3% in 2005 when compared to 2004. Gross profit margin also increased in 2005 (from 23.5% to 26.5%). These improvements were due primarily to price increases that we charged our customers, increased net sales, higher volumes generating a better absorption of fixed costs, a favorable mix of more profitable products and the benefits from our ongoing efforts to improve margins.

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

Selling, General and Administrative Expenses

	2005	2004	2003

Selling, general and administrative expenses	$22,003,000	19,957,000	19,892,000
Less:
Research and development	1,900,000	1,700,000	1,700,000

Selling, general and administrative less research and development	$20,103,000	18,257,000	18,192,000

Percentage increase	10.1%	0.4%	7.2%
Percentage of net sales	19.5%	19.3%	22.4%

Selling, general and administrative expenses, less research and development, increased by 10.1% or $1,846,000 in 2005. If the part of these expenses that were incurred in foreign currencies were converted using the 2004 average exchange rate instead of the 2005 average exchange rate, the expenses would have been approximately $168,000 lower in 2005. The primary reasons for the increase in 2005 were the employee variable compensation and profit sharing expense went from zero in 2004 to approximately $680,000 in 2005, an increase in audit, legal and consulting fees in 2005 over 2004 of approximately $400,000 and an increase in bad debt expense of approximately $129,000. Another factor in the year over year variance is that in 2004 we recorded a reduction of $166,000 in an accrual at our Spanish subsidiary, because we were no longer obligated for the expense item that had been previously accrued. The remaining difference is attributed to normal inflationary price changes.

Selling, general and administrative expenses, less research and development, increased by 0.4% or approximately $65,000 in 2004. If the part of these expenses that were incurred in foreign currencies were converted using the 2003 average exchange rate instead of the 2004 average exchange rate, the expenses would have been approximately $924,000 or 5.1% lower. The most significant items that caused the decrease were a decrease of approximately $200,000 in pension expenses, a decrease of approximately $135,000 of legal fees, a decrease of approximately $120,000 in consulting fees, one time redundancy fees paid in 2003 to reduce employment in the European segment that were not repeated in 2004 and the savings from having fewer employees in 2004. Another item that decreased selling, general and administrative expenses was the cancellation of a provision entered in other liabilities for approximately $166,000 made by our Spanish subsidiary in 1998 to cover an assessment by the local government for road improvements that was paid in 2004 by another company in the area.

The Company’s 2005 research and development expenses totaled approximately $1,900,000 compared to $1,700,000 in 2004 and 2003. The Company continues its commitment to the design and manufacture of new and more efficient hydraulic products to gain new customers and to develop new applications for the Company’s products.

Operating Income

Operating income in 2005 was $5,336,000 compared to $2,218,000 in 2004 and a $1,192,000 operating loss in 2003. The improved performance in 2005 and 2004 was the result of increased net sales with higher gross profit margins, partially offset by an increase in selling, general and administrative expenses.

Interest Expense

Interest expense increased by approximately $1,191,000 in 2005 and $28,000 in 2004. $661,000 of the 2005 change was the amortization of deferred financing fees related to the 2005 refinancing. The remaining $530,000 increase in interest expense came from increased borrowings and increased interest rates.

Income Taxes

Income tax effective rates were 21.5%, 64.6%, and (23.7%) in 2005, 2004 and 2003, respectively. In 2005, earnings before taxes from the U.S. company was a significant part of the consolidated earnings before taxes and minority interest. Except for a small amount of AMT tax, the income tax expense for 2005 in the U.S. was offset by the carryforward of net operating losses. In 2004 and 2003, the Company has recorded income tax expense on losses before income taxes and minority interest due to significant losses in the Domestic segment that are not benefited for tax purposes, coupled with earnings and related income tax expense in the European and International segments. In 2003, the reserve for income tax exposure items was reduced by approximately $800,000 to an amount supported by the risk associated with the possible tax liability, which is the primary reason for the tax benefit in 2003. Also see note 8 of the Notes to the Consolidated Financial Statements for additional information about the reconciliation of the tax rates.

Net Earnings

Net earnings of $2,097,000 for 2005 compared to $251,000 net earnings in 2004 was the result of increased net sales with higher gross profit margins. Net earnings of $251,000 for 2004 compared to a $1,989,000 loss in 2003 was the result of generating operating income in 2004 versus operating loss in 2003.

Outlook

Although the Company started 2006 with a reduced backlog of orders, net orders for the first three months of 2006 have been strong in all three segments. Our net orders in the first three months of 2006 was a record quarter, greater than $34,000,000, and our backlog at March 31, 2006 increased to approximately $36,900,000, an increase of approximately $10,000,000, or approximately 37% from the backlog at December 31, 2005. We are continuing to manage costs during this economic expansion as we did in the prior recession years. However, increasing costs for legal, auditing and other Sarbanes-Oxley compliance related costs continue to erode earnings potential. As part of our cost reduction and efficiency improvement efforts, we have sold our facility in Leeds, England and we have started to move these operations to a more efficient leased facility. We sold our existing facility for 4,150,000 British pound sterling (approximately $7,100,000) to a developer and we are planning on closing the contract when we complete the move at the end of the second quarter of 2006. The property has close to a zero book value so the transaction will provide a significant gain when the contract is closed. The proceeds from the sale will be used to pay off the 3,200,000 British Pound Sterling (approximately $5,600,000) mortgage with Barclays Bank and will help fund the moving expenses.

Inflation and Changing Prices

Oilgear uses the LIFO method of accounting for approximately 60% of its inventories and has reserves for obsolete and slow moving inventory. Approximately 88% of the total assets of the Company reside in the

United States and Western Europe. These assets are in operation and have been maintained in good condition through the years. Management believes that inflation has not significantly affected the net earnings (loss) reported by the Company.

Quarterly Financial Information (Unaudited)

2005	First	Second	Third	Fourth

Net sales	$26,026,000	25,497,000	25,516,000	26,221,000
Gross profit	6,932,000	7,013,000	7,048,000	6,346,000
Net earnings	562,000	664,000	470,000	401,000
Basic earnings per share of common stock	0.28	0.33	0.23	0.20
Diluted earnings per share of common stock	0.28	0.33	0.23	0.20
Stock price low*	8.32	6.46	11.21	9.00
Stock price high*	11.64	23.10	22.89	18.31

2004	First	Second	Third	Fourth

Net sales	$21,291,000	23,272,000	25,029,000	24,830,000
Gross profit	5,190,000	5,531,000	5,617,000	5,837,000
Net earnings (loss)	(304,000)	168,000	223,000	164,000
Basic earnings (loss) per share of common stock	(0.16)	0.09	0.11	0.09
Diluted earnings (loss) per share of common stock	(0.16)	0.09	0.11	0.09
Stock price low*	3.77	3.60	3.55	4.50
Stock price high*	9.00	5.35	5.74	9.05

*	High and low sales prices in the Nasdaq Capital Market (formerly the Nasdaq Small Cap Stock Market).

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

Both the Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish, and Italian subsidiaries; guaranties from each of the foregoing subsidiaries (subject to dollar limitations for each of the non-US subsidiaries); and a real estate mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish,German and Italian subsidiaries.

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

Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell the land and building for 4,150,000 Pounds Sterling, conditioned upon Oilgear UK moving to a new location. The Company believes the move to a new facility will be completed in the second quarter of 2006.

The Company examined the provisions of the new Loan Agreement and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company classifies its revolving loan facility as short-term debt for the term of the new Loan Agreement, even though the revolving loan facility does not mature until January 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt, notwithstanding the fact that it does not mature until January 2008.

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

Working Capital	2005	2004

Current assets	$53,369,000	52,479,000
Current liabilities	35,647,000	40,716,000
Working capital	17,722,000	11,763,000
Current ratio	1.50	1.29

Working capital increased by approximately $5,959,000 at December 31, 2005 compared to December 31, 2004. The new bank arrangement is the primary cause for the improvement.

Capitalization	2005	2004

Interest bearing debt	$24,336,000	22,636,000
Shareholders’ equity	7,067,000	5,817,000
Debt and equity	31,403,000	28,453,000
Ratio	77.5%	79.6%

Shareholders’ equity increased during 2005 by the consolidated net earnings in 2005 of approximately $2,097,000 and the decrease in the equity adjustment for minimum pension liability by $887,000. These items were partially offset by the foreign currency rate changes during 2005 brought on by a stronger US dollar which caused a $1,803,000 decrease in total shareholders’ equity.

The capitalization from interest bearing debt increased during 2005 by $1,700,000 as a result of increased borrowing from the new financing agreement.

At December 31, 2005, the Company violated certain financial covenants in the United States and England. The primary reasons for the covenant violations were the Leeds move was not accomplished in 2005 and the Company decided to purchase manufacturing equipment when an operating lease expired. These violations were waived by LaSalle and Venture Finance. Currently the Company is in compliance with all bank covenants under its United States and foreign credit facilities.

The covenants for the Company’s credit facility were set taking into account both the Company’s expected levels of capital expenditures and earnings and the bank’s requirements for debt service, interest coverage and minimum consolidated tangible net worth, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations.

The Company’s common stock is listed on the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market). The Company’s common stock is traded under the symbol “OLGR”. Oilgear believes it is desirable for its employees to have an ownership interest in the Company. Several programs that are described in note 9 to the Consolidated Financial Statements further this concept.

Net cash provided by operating activities was $852,000 in 2005 compared to $564,000 provided in 2004. Net earnings provided approximately $2,097,000 of cash in 2005 compared to providing approximately $251,000 of cash in 2004. Depreciation and amortization remained consistent, approximately $3,168,000 and $3,122,000 in 2005 and 2004, respectively. One of the largest items affecting operating cash flows in 2005 was the approximately $3,037,000 increase in trade accounts receivable primarily resulting from three large contracts that were invoiced at the end of 2005 which will be collected in 2006. The increase in orders being manufactured in the domestic segment at December 31, 2005 compared to 2004 caused inventory to increase in 2005. The new credit facility made it possible to make significant payments to catch-up with vendor accounts payable, which used approximately $1,132,000 of cash in 2005. The approximate $1,714,000 of delinquent catch-up defined benefit pension contributions was the primary reason for the approximately $1,940,000 use of cash to reduce accrued compensation and employee benefits in 2005. Approximately $4,272,000 of contributions were made in 2005 and approximately $2,493,000 are planned to be paid in 2006. The approximately $2,000,000 payment from ADH in France was the primary reason for billings, costs and estimated earnings on uncompleted contracts to provide approximately $941,000 of cash in 2005. The balance due on the ADH contract, approximately $2,100,000, is expected to be received in 2006. The Company expects to receive cash payments on the remaining contracts under percentage of completion accounting of approximately $4,700,000 in fiscal 2006. Other accrued expenses and income taxes provided approximately $254,000 of cash in 2005. Other-net is made up of changes in various deposits, and non trade receivables. The change in these items provided approximately $471,000 of cash in the “Other net” line in the Consolidated Statements of Cash Flows in 2005.

Net property, plant and equipment was $15,881,000 at December 31, 2005 compared to $18,163,000 at December 31, 2004. Capital expenditures in 2005 were $1,497,000 compared to depreciation and amortization of $3,168,000.

Capital expenditures in 2004 were $1,178,000 compared to depreciation and amortization of $3,122,000. On September 26, 2003 the Company entered into a “Net” lease agreement with a company in Longview, Texas for the lease of its Longview facility. The lease ends September 30, 2008, and the lessee is obligated to purchase the property on that date or an earlier date specified by the lessee.

The Company did not declare or pay any dividends in 2005 or 2004.

The following table provides information as of December 31, 2005, with respect to the Company’s known contractual obligations.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long term debt and capital leases	$8,987,000	1,263,000	7,724,000	—	—
Short term borrowings	15,349,000	—	15,349,000	—	—
Operating leases	4,052,000	2,091,000	1,853,000	108,000	—
Interest commitments on interest bearing debt	3,400,000	1,815,000	1,585,000	—	—
Funding contributions to pension plans	6,638,000	2,493,000	4,145,000	—	—

Total	$38,426,000	7,662,000	30,656,000	108,000	—

Under the new three year Loan Agreement, principal payments against the approximately $9,450,000 of long-term loans from LaSalle will be approximately $1,150,000 per year. The amounts drawn (subject to advance rates based on eligible accounts receivable and inventory) on the approximately $19,300,000 of revolving line of credit loan facilities and short-term loans from Venture Finance will be classified as short term borrowings. The approximately $5,500,000 demand loan from Barclays Bank PLC will be paid back when the Company realizes the proceeds (estimated at $7,100,000) from the sale of our facility in Leeds, England. The Company expects to relocate its Leeds operations in 2006 and therefore remove the last remaining condition to complete this transaction.

The Company has examined the provisions of the Credit Facility and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the New Credit Facility, for the term of the New Credit Facility, the Company will be required to classify its New Revolving Loan as short-term debt, even though the revolver does not mature until January 2008. As a result, upon recording the New Credit Facility in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the New Credit Facility as short-term debt, not withstanding the fact that it does not mature until January 2008.

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

The Company has approximately $660,000 and $2,226,000 in open bank guarantees, letters of credit and insurance bonds covering our performance of contracts and down payment guarantees to our customers at December 31, 2005 and 2004, respectively. There are no other off-balance sheet arrangements.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation 46R replaces Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply Interpretation 46R to interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under Interpretation 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date Interpretation 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of Interpretation 46R did not have a material impact on the Company’s 2004 or 2005 financial statements.

In December, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than January 1, 2006. The cumulative effect of adoption, applied on a modified prospective basis, would be measured and recognized on January 1, 2006. Refer to pro forma disclosures under “Stock Option Plan” presented in Note 1 to the Consolidated Financial Statements for an indication of expense that will be included in the Consolidated Statements of Operations beginning the first quarter of 2006.

In December, 2004, the FASB issued FASB Staff Position 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), in response to the American Jobs Creation Act of 2004 which was signed into law in October, 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company’s decision to reinvest rather than to repatriate current and prior year’s unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense or related disclosures in the period and is not expected to impact the measurement of income tax expense in future periods.

In November, 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively and are not expected to have a material impact on results of operations and financial position of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, to replace APB Opinion No. 20 and FASB Statement No. 3. The statement changes the requirements for the accounting for and reporting of a change in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and IAS 8, Accounting Policies, Changes in Accounting Estimates and Errors. The Company will apply this guidance beginning in 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

The Company is exposed to market risk stemming from changes in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company has significant foreign operations, for which the functional currencies are denominated primarily in the EURO and British pound sterling. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the US Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease accordingly. If foreign exchange rates would have been collectively 10% weaker against the US dollar in 2005, the net earnings would have decreased by approximately $346,000.

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates (see notes 4 and 5 to the Consolidated Financial Statements). A 100 basis point movement in interest rates on floating rate debt outstanding at December 31, 2005 would result in a change in earnings before income taxes of approximately $243,000.

The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At December 31, 2005 and 2004, the Company had no open forward exchange contracts.

Item 8.	Financial Statements and Supplementary Data.

THE OILGEAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

OPERATIONS
Net sales (note 2)	$103,260,172	94,421,985	81,046,744
Cost of sales (note 3)	75,920,839	72,246,734	62,346,720

Gross profit	27,339,333	22,175,251	18,700,024
Selling, general and administrative expenses	22,003,416	19,957,254	19,891,542

Operating income (loss)	5,335,917	2,217,997	(1,191,518)
Interest expense	2,548,630	1,357,217	1,329,487
Other non-operating income, net (note 7)	71,914	129,687	17,735

Income (loss) before income taxes and minority interest	2,859,201	990,467	(2,503,270)
Income tax expense (benefit) (note 8)	613,939	640,084	(593,284)
Minority interest	148,001	99,828	78,956

Net earnings (loss)	$2,097,261	250,555	(1,988,942)

Basic weighted average outstanding shares	1,997,935	1,960,298	1,955,898

Diluted weighted average outstanding shares	2,023,003	1,982,538	1,955,898

Basic earnings (loss) per share of common stock	$1.05	0.13	(1.02)

Diluted earnings (loss) per share of common stock	$1.04	0.13	(1.02)

SHAREHOLDERS’ EQUITY
Common stock:
Balance at beginning of year	$1,990,783	1,990,783	1,990,783
Sales of stock to employee benefit plans (21,472 shares in 2005)	21,472	—	—

Balance at end of year	$2,012,255	1,990,783	1,990,783

Capital in excess of par value:
Balance at beginning of year	$9,497,906	9,497,906	9,497,906
Sales of stock to employee benefit plans	18,529	—	—

Balance at end of year	$9,516,435	9,497,906	9,497,906

Retained earnings:
Balance at beginning of year	$14,251,026	14,035,406	16,034,477
Net earnings (loss)	2,097,261	250,555	(1,988,942)
Loss on sale of treasury stock	(240,627)	(34,935)	(10,129)

Balance at end of year	$16,107,660	14,251,026	14,035,406

Treasury stock:
Balance at beginning of year	$(240,627)	(285,087)	(305,192)
Sales to employee benefit plans of 27,111, 5,774 and 2,500 shares in 2005, 2004 and 2003, respectively	240,627	44,460	20,105

Balance at end of year	$—	(240,627)	(285,087)

Notes receivable from employees:
Balance at beginning of year	$(48,804)	(96,236)	(161,055)
Payments received/forgiven on notes	30,140	47,432	64,819

Balance at end of year	$(18,664)	(48,804)	(96,236)

Accumulated other comprehensive loss:
Foreign currency translation adjustment:
Balance at beginning of year	$1,407,770	114,086	(2,426,902)
Translation adjustment	(1,803,491)	1,293,684	2,540,988

Balance at end of year	$(395,721)	1,407,770	114,086

Unrealized investment gains:
Balance at beginning of year	$—	101,053	75,375
Unrealized investment gains arising during year	—	18,349	—
Reclassification adjustment for investment gains realized during year	—	(119,402)	25,678

Balance at end of year	$—	—	101,053

Minimum pension liability adjustment (note 9):
Balance at beginning of year	$(21,041,362)	(22,029,429)	(21,256,099)
Minimum pension liability adjustment	886,595	988,067	(773,330)

Balance at end of year	$(20,154,767)	(21,041,362)	(22,029,429)

Total shareholders’ equity	$7,067,198	5,816,692	3,328,482

See accompanying notes to consolidated financial statements.

THE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,369,904	4,109,409
Trade accounts receivable, less allowance for doubtful receivables of $352,000 and $340,000 in 2005 and 2004, respectively	18,848,654	17,029,550
Costs and estimated earnings in excess of billings on uncompleted contracts (note 3)	1,975,685	3,532,711
Inventories (note 3)	25,365,389	25,479,888
Prepaid expenses	821,663	1,033,301
Other current assets	987,450	1,294,555

Total current assets	52,368,745	52,479,414

Property, plant and equipment, at cost (notes 4 and 5)
Land	1,425,744	1,535,231
Buildings	12,419,010	12,842,337
Machinery and equipment	51,271,323	51,880,198
Drawings, patterns and patents	6,415,444	6,131,266

	71,531,521	72,389,032
Less accumulated depreciation and amortization	55,650,258	54,226,261

Net property, plant and equipment	15,881,263	18,162,771
Other assets	2,892,797	2,149,737

	$71,142,805	72,791,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (note 4)	$15,349,189	2,610,291
Current installments of long-term debt (note 5)	1,263,112	18,724,046
Accounts payable	9,214,577	10,840,538
Billings in excess of costs and estimated earnings on uncompleted contracts (note 3)	215,795	581,927
Customer deposits	1,867,640	1,706,846
Accrued compensation and employee benefits	4,564,977	3,355,500
Other accrued expenses and income taxes (note 8)	3,171,385	2,897,081

Total current liabilities	35,646,675	40,716,229

Long-term debt, less current installments (note 5)	7,723,582	1,302,124
Unfunded employee retirement plan costs (note 9)	12,164,509	15,576,040
Unfunded post-retirement health care and life insurance costs (note 9)	6,600,000	7,650,000
Other noncurrent liabilities	849,994	693,861

Total liabilities	62,984,760	65,938,254

Minority interest in consolidated subsidiaries	1,090,848	1,036,976
Commitments and contingencies (notes 9 and 11)
Shareholders’ equity (notes 5 and 9):
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 2,012,255 and 1,990,783 shares in 2005 and 2004, respectively; outstanding 2,012,255 and 1,963,672 shares in 2005 and 2004, respectively	2,012,255	1,990,783
Capital in excess of par value	9,516,435	9,497,906
Retained earnings	16,107,660	14,251,026

	27,636,350	25,739,715
Deduct:
Treasury stock, 27,111 shares in 2004	—	(240,627)
Notes receivable from employees for purchase of Company common stock	(18,664)	(48,804)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(395,721)	1,407,770
Minimum pension liability adjustment (note 9)	(20,154,767)	(21,041,362)

	(20,550,488)	(19,633,592)

Total shareholders’ equity	7,067,198	5,816,692

	$71,142,805	72,791,922

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net earnings (loss)	$2,097,261	250,555	(1,988,942)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,168,016	3,122,049	3,068,034
Realized gain on sale of investments	—	(119,402)	—
Amortization of deferred financing fees	661,273	—	—
Compensation element of sales of common stock and treasury stock to employees and employee savings plan	55,668	35,185	42,482
Deferred income taxes	(201,540)	(52,000)	147,000
Minority interest in net earnings of consolidated subsidiaries	148,001	99,828	78,956
Change in assets and liabilities:
Trade accounts receivable	(3,036,688)	(832,754)	849,825
Inventories	(1,022,266)	(1,197,316)	(695,223)
Billings, costs and estimated earnings on uncompleted contracts	941,159	(2,398,682)	1,271,994
Prepaid expenses	118,978	(304,028)	(166,295)
Accounts payable	(1,132,333)	2,265,358	1,851,167
Customer deposits	269,549	211,320	(1,414,718)
Accrued compensation	(1,939,699)	313,457	42,603
Other accrued expense and income taxes	253,566	(292,777)	(1,363,349)
Other, net	471,430	(536,383)	412,357

Net cash provided by operating activities	$852,375	564,410	2,135,891

Cash flows from investing activities:
Additions to property, plant and equipment	(1,497,218)	(1,177,873)	(1,046,833)
Proceeds from sale of investments	—	307,183	—

Net cash used by investing activities	$(1,497,218)	(870,690)	(1,046,833)

Cash flows from financing activities:
Net borrowings under line of credit agreements	1,603,408	260,058	1,561,752
Repayment of long-term debt	(8,729,305)	(2,064,105)	(3,021,218)
Proceeds from issuance of long-term debt	9,509,067	378,252	1,876,102
Payments of financing fees	(1,139,601)	(448,038)	(74,238)
Payments received on notes receivable from employees	14,473	21,773	32,317

Net cash provided (used) by financing activities	$1,258,042	(1,852,060)	374,715

Effect of exchange rate changes on cash and cash equivalents	$(352,704)	31,775	646,196

Net increase (decrease) in cash and cash equivalents	260,495	(2,126,566)	2,109,969
Cash and cash equivalents:
At beginning of year	4,109,409	6,235,975	4,126,006

At end of year	$4,369,904	4,109,409	6,235,975

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,783,571	1,371,555	1,341,065
Income taxes	384,099	362,135	154,265

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net earnings (loss)	$2,097,261	$250,555	$(1,988,942)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,803,491)	1,293,684	2,540,988
Unrealized investment gains arising during year	—	18,349	25,678
Reclassification adjustment for investment gains realized during year	—	(119,402)	—
Minimum pension liability adjustment	886,595	988,067	(773,330)

Total comprehensive earnings (loss)	$1,180,365	$2,431,253	$(195,606)

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

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

(C) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents totaled approximately $370,000 and $914,000 at December 31, 2005 and 2004, respectively, and consisted primarily of money market funds, commercial paper and short-term U.S. Government securities.

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

(F) Investments

The Company classifies its investments as available-for-sale. Available-for-sale securities are measured at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity net of tax. Realized gains and losses, and declines in value judged to be other than temporary, are included in “other non-operating, net” on the consolidated statements of operations.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When it is determined investments are other than temporarily impaired, an impairment loss is recorded in earnings and a new cost basis is established for the impaired security. At December 31, 2005 and 2004 the Company held no investment securities.

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

	2005	2004	2003

Net earnings (loss) as reported	$2,097,261	250,555	(1,988,942)
Add: Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	15,668	25,660	32,506
Deduct: Stock-based compensation expense determined under fair value-based method, net of related tax effects	62,046	54,507	62,852

Pro forma net earnings (loss)	$2,050,883	221,708	(2,019,288)

Basic earnings (loss) per common share:
As reported	1.05	0.13	(1.02)
Pro forma	1.02	0.11	(1.03)
Diluted earnings (loss) per common share:
As reported	1.04	0.13	(1.02)
Pro forma	1.01	0.11	(1.03)

The fair value of the Company’s stock options used to compute pro forma net earnings (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 4.0 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: 2005- expected volatility of 81% and expected dividend yield of 0%; 2004- expected volatility of 45% and expected dividend yield of 0%; 2003 expected volatility of 43% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(I) Foreign Currency Exchange Contracts

The Company recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Derivative financial instruments are used by the Company principally in managing its foreign currency exposure. The Company periodically enters into forward foreign exchange contracts to hedge the risk from changes in fair value to unrecognized firm purchase commitments. These firm commitments generally require the Company to exchange U.S. dollars for foreign currencies. The Company does not hold or issue derivative financial instruments for trading purposes. The Company did not have any forward foreign exchange contracts at December 31, 2005 or December 31, 2004.

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

(K) Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses in the year they are incurred. Total research and development expense was approximately $1,900,000 in 2005, $1,700,000 in 2004, and $1,700,000 in 2003.

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

The weighted-average number of shares outstanding used in calculating basic EPS was 1,997,935 in 2005, 1,960,298 in 2004, and 1,955,898 in 2003. The weighted-average number of shares outstanding used in calculating diluted EPS was 2,023,003 in 2005, 1,982,538 in 2004, and 1,955,898 in 2003. In the computation of diluted earnings per share for the years ended December 31, 2003, 71,985 stock options were excluded from the computation as their inclusion would be anti-dilutive.

(N) Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than January 1, 2006. The cumulative effect of adoption, applied on a modified prospective basis, will be measured and recognized on January 1, 2006. Refer to pro forma disclosures under “Stock Option Plan” presented above for an indication of expense that will be included in Consolidated Statement of Operations beginning the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively and are not expected to have a material impact on results of operations and the financial position of the Company.

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

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Geographic segment information is as follows:

Sales to Unaffiliated Customers	2005	2004	2003

Domestic	$55,256,000	46,466,000	42,569,000
European	32,793,000	33,236,000	28,463,000
International	15,211,000	14,720,000	10,015,000

Total	$103,260,000	94,422,000	81,047,000

Intersegment sales
Domestic	$7,695,000	6,710,000	6,916,000
European	1,878,000	1,040,000	689,000
International	99,000	12,000	—

Total	$9,672,000	7,762,000	7,605,000

Operating income (loss)
Domestic	$6,290,000	1,775,000	63,000
European	797,000	1,931,000	862,000
International	759,000	794,000	141,000
Corporate expenses, including R&D	(2,510,000)	(2,282,000)	(2,258,000)

Total	$5,336,000	2,218,000	(1,192,000)

Identifiable assets
Domestic	$32,225,000	33,528,000	33,195,000
European	28,559,000	29,998,000	28,218,000
International	8,625,000	7,555,000	6,654,000
Corporate	1,587,000	1,711,000	1,814,000

Total	$70,996,000	72,792,000	69,881,000

Depreciation and amortization
Domestic	$1,935,000	2,023,000	2,081,000
European	722,000	607,000	531,000
International	190,000	172,000	129,000
Corporate	321,000	320,000	327,000

Total	$3,168,000	3,122,000	3,068,000

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Unaffiliated Customers	2005	2004	2003

Capital expenditures
Domestic	$725,000	325,000	656,000
European	400,000	218,000	115,000
International	175,000	417,000	37,000
Corporate	197,000	218,000	239,000

Total	$1,497,000	1,178,000	1,047,000

Net sales by country
United States	$45,926,000	38,945,000	35,866,000
Other	57,334,000	55,477,000	45,181,000

Net sales	$103,260,000	94,422,000	81,047,000

Net sales by accounting method
Contracts using the percentage-of-completion method	$22,114,000	22,449,000	17,409,000
Sales not using percentage-of completion method	81,146,000	71,973,000	63,638,000

Net sales	$103,260,000	94,422,000	81,047,000

(3)	Inventories

Inventories at December 31, 2005 and 2004 consist of the following:

	2005	2004

Raw materials	$3,093,963	2,842,553
Work in process	19,497,769	20,036,873
Finished goods	3,679,657	3,627,462

	26,271,389	26,506,888
LIFO reserve	(906,000)	(1,027,000)

Total	$25,365,389	25,479,888

Inventories stated on the LIFO basis, including amounts allocated to uncompleted contracts, are valued at $15,665,000 and $15,278,000 at December 31, 2005 and 2004, respectively. The remaining inventory is stated on the FIFO or average cost basis.

During 2005, 2004 and 2003, LIFO inventory layers were reduced. These reductions resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $244,000, $338,000 and $690,000 below the amount that would have resulted from replacing the inventory at prices in effect at December 31, 2005, 2004 and 2003, respectively.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of costs and estimated earnings on uncompleted contracts at December 31, 2005 and 2004 is as follows:

	2005	2004

Costs incurred	$13,721,626	16,080,272
Estimated earnings thereon	3,570,855	3,941,105

	17,292,481	20,021,377
Less billings to date	(15,532,591)	(17,070,593)

	$1,759,890	2,950,784

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,975,685	3,532,711

Billings in excess of costs and estimated earnings on uncompleted contracts	(215,795)	(581,927)

	$1,759,890	2,950,784

(4)	Short-Term Borrowings

The Company’s Indian joint venture has a 13,500,000 Indian rupees (approximately $300,000 at December 31, 2005) bank line of credit. Short-term borrowings under this line of credit amounted to approximately $233,000 and $299,000 at December 31, 2005 and 2004, respectively. Current borrowings under this line of credit bear interest at 12.5% as of December 31, 2005. The Company’s Indian subsidiary has a 10,800,000 Indian rupees (approximately $240,000 at December 31, 2005) bank line of credit. Short-term borrowings under this line of credit amounted to approximately $195,000 and $183,000 at December 31, 2005 and 2004, respectively. Current borrowings under this line of credit bear interest at 9.3% as of December 31, 2005. These lines of credit are collateralized by substantially all assets of the applicable Indian joint venture and Indian subsidiary, respectively.

On February 7, 2005, the Company’s United Kingdom subsidiary entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 (approximately $5,506,000 at December 31, 2005) or 78% of the appraised value of certain assets. Although the Barclays facility is repayable on demand of the bank at any time, it is scheduled to be repaid in June 2006 when the move of the Leeds facility is complete. The Barclays loan bears interest at 2.25 percent over LIBOR (6.9% at December 31, 2005). The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Borrowings under this loan facility amounted to approximately $5,506,000 at December 31, 2005.

Also on February 7, 2005, the Company’s United Kingdom subsidiary, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000 (approximately $4,301,000 at December 31, 2005). These loans are apportioned among: (i) a Pounds Sterling 2,000,000 invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 stock loan pursuant to a Stock Loan Agreement. These borrowings amounted to $430,000 for the Agreement for the Purchase of Debts, $310,000 for the Plant & Machinery Loan Agreement, and $430,000 for the Stock Loan Agreement at December 31, 2005. Although the Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years, they are classified as short-term borrowings due to certain provisions in the credit agreements.

Loans under the Agreement for the Purchase of Debts bear a discount charge of either two percent over the base rate of Venture Finance’s bankers for prepayments in Pounds Sterling or two percent over Venture Finance’s cost of funds for prepayments in agreed currencies other than Pounds Sterling (6.5% at December 31, 2005). Loans

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Plant & Machinery Loan Agreement and the Stock Loan Agreement bear interest at 3 percent and 2.5 percent, respectively, above the base rate of Venture Finance’s bankers. These interest rates were 7.5% and 7.0%, respectively, at December 31, 2005.

All of the Venture Finance facilities contain standard representations and warranties, general covenants and events of default, including non-payment, breaches of the terms of the respective documents, and insolvency. At December 31, 2005, the UK Company violated certain financial covenants. These violations were waived by Venture Finance.

The Company’s previous 500,000 British Pound Sterling (approximately $860,000 at December 31, 2005) European line of credit and 750,000 British Pound Sterling (approximately $1,290,000 at December 31, 2005) short-term borrowing were paid off with the proceeds from these new financing arrangements.

On February 7, 2005, the Company also entered into a new Loan and Security Agreement dated as of January 28, 2005 with LaSalle Business Credit, LLC (“LaSalle”). On the same date, the Company and LaSalle also entered into a Foreign Accounts Loan and Security Agreement dated as of January 28, 2005 (the “EXIM Loan Agreement”). The New Loan Agreement provides the Company with a $12,000,000 revolving loan facility (New Revolving Loan) (subject to advance rates based on eligible accounts receivable and inventory, as well as reserves that may be established in LaSalle’s discretion), of which up to $10,000,000 may be used for the issuance of letters of credit. The EXIM Loan Agreement provides the Company with up to $3,000,000 in revolving loans (subject to advance rates based on eligible accounts receivable and inventory in respect of sales made to non-US customers, and reserves that may be established at LaSalle’s discretion). At the Company’s option, these loans bear interest at either one-half of one percent over the Prime Rate or 350 basis points in excess of LIBOR (7.75% at December 31, 2005). Upon the occurrence of an event of default, the loans bear interest at two percentage points in excess of the interest rate otherwise payable.

After examining the provisions of the new Credit Facility and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the New Credit Facility, for the term of the New Credit Facility, the Company will be required to classify its New Revolving Loan as short-term debt, even though the Revolving Loan Facility does not mature until March 2008. As a result, upon recording the New Credit Facility in February 2005, the Company classified the outstanding portion of the $12,000,000 revolving loan portion of the New Credit Facility as short-term debt, notwithstanding the fact that it does not mature until March 2008. Borrowings under this loan facility amounted to approximately $8,246,000 at December 31, 2005.

Both the New Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish and Italian subsidiaries; guaranties from each of the foregoing subsidiaries (subject to dollar limitations for each of the non-US subsidiaries); and a real estate mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish, Germanand Italian subsidiaries.

The New Loan Agreement and the EXIM Loan Agreement contain customary terms and conditions for asset-based facilities, including standard representations and warranties, affirmative and negative covenants, and events of default, including non-payment, insolvency, breaches of the terms of the respective loan agreements, change of control, and material adverse changes in the Company’s business operations. At December 31, 2005, the Company violated certain financial covenants. These violations were waived by LaSalle bank.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

Long-term debt consisted of the following:

	2005	2004

Revolving Loan Agreement/Line of Credit	$—	11,652,744
Notes payable to banks	8,491,667	6,483,330
Industrial Revenue Bonds	—	1,200,000
Note payable to a municipality, due in monthly installments through January 2006 at 4.2% per annum	—	64,768
Mortgage notes of German subsidiary due in annual installments through 2008 at 4.3% per annum	207,103	270,900
Capital leases	95,480	49,357
Other	192,444	305,071

	8,986,694	20,026,170
Less current installments	1,263,112	18,724,046

Long-term debt, less current installments	$7,723,582	1,302,124

On February 7, 2005, the Company entered into a new Loan and Security Agreement dated as of January 28, 2005 by and among the Company, LaSalle Business Credit, LLC (“LaSalle”), and two of the Company’s wholly-owned subsidiaries, Oilgear Towler, S.A. (“Oilgear Spain”) and Oilgear Towler GmbH (“Oilgear Germany”). On the same date, the Company and LaSalle also entered into a Foreign Accounts Loan and Security Agreement dated as of January 28, 2005 (the “EXIM Loan Agreement”). These loans are collectively referred to as the New Credit Facility. As part of this agreement, the Company’s previous line of credit and notes payable to banks were paid off.

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

At the Company’s option: (i) the New Revolving Loan bears interest (a) at one-half of one percent in excess of LaSalle’s announced prime rate (the “Prime Rate”) or (b) 350 basis points in excess of LIBOR and (ii) the term loans bear interest at (x) one percent in excess of the Prime Rate or (y) 400 basis points in excess of LIBOR. Upon the occurrence of an event of default, all loans bear interest at two percentage points in excess of the interest rate otherwise payable. At December 31, 2005, the revolving loan bore interest at 7.75%, and the term loans bore interest at 8.25%.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The EXIM Loan Agreement provides the Company with up to $3,000,000 in revolving loans (subject to advance rates based on eligible accounts receivable and inventory in respect of sales made to non-US customers, and reserves that may be established at LaSalle’s discretion). The outstanding principal amount of these loans is scheduled to mature on the Maturity Date, but the EXIM Loan Agreement is subject to the same renewal terms described above with respect to the New Credit Facility. At the Company’s option, these loans bear interest at either one-half of one percent over the Prime Rate or 350 basis points in excess of LIBOR (7.75% at December 31, 2005). Upon the occurrence of an event of default, the loans bear interest at two percentage points in excess of the interest rate otherwise payable.

Both the New Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish and Italian subsidiaries; guaranties from each of the foregoing subsidiaries (subject to dollar limitations for each of the non-US subsidiaries); and a real estate mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish, German and Italian subsidiaries.

The New Loan Agreement and the EXIM Loan Agreement contain customary terms and conditions for asset-based facilities, including standard representations and warranties, affirmative and negative covenants, and events of default, including non-payment, insolvency, breaches of the terms of the respective loan agreements, change of control, and material adverse changes in the Company’s business operations. At December 31, 2005, the Company violated certain financial covenants. These violations were waived by LaSalle bank.

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

All of the Venture Finance facilities contain standard representations and warranties, general covenants and events of default, including non-payment, breaches of the terms of the respective documents, and insolvency. At December 31, 2005, the UK Company violated certain financial covenants. These violations were waived by Venture Finance.

The Company examined the provisions of the New Credit Facility and, based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the New Credit Facility, for the term of the New Credit Facility, the Company classifies its New Revolving Loan as short-term debt, even though the revolver does not mature until March 2008. As a result, upon recording the New Credit Facility in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the New Credit Facility as short-term debt, notwithstanding the fact that it does not mature until March 2008. See note 4.

The Industrial Revenue Bonds were issued in October 1997 under a capital lease agreement between the County of Dodge, Nebraska and the Company to cover the expansion of the Fremont manufacturing facility and acquisitions of related machine tools. These bonds were paid off in March 2005 as part of the New Loan Agreement noted above.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate annual principal payments for long-term debt, including capital leases, are: 2006 — $1,263,112; 2007 — $1,220,543; 2008 — $1,398,661; 2009-$1,192,285; 2010 — $828,762; 2011 and thereafter — $3,083,331.

(6)	Leases

The Company has non-cancelable operating leases, primarily for automobiles, equipment, and sales facilities. Rent expense for operating leases during 2005, 2004 and 2003 was $2,453,000, $2,625,000 and $2,776,000, respectively.

Future minimum lease payments under non-cancelable operating leases for each of the next five years are: 2006 — $2,091,000; 2007 — $1,262,000; 2008 —  $591,000; 2009 — $100,000; 2010- $8,000 and thereafter- $0.

(7)  Other Non-Operating Income, Net

Non-operating income consists of the following:

	2005	2004	2003

Interest income	$27,560	59,321	65,868
Foreign currency exchange loss	(11,805)	(104,236)	(72,003)
Rent income	56,159	55,200	23,870
Gain from sale of investments	—	119,402	—

	$71,914	129,687	17,735

(8)	Income Taxes

Income tax expense (benefit) attributable to earnings before income taxes and minority interest consists of:

	2005	2004	2003

Current:
Federal	$80,000	—	(927,083)
State	23,195	22,521	16,928
Foreign	706,744	669,563	169,871

	809,939	692,084	(740,284)
Deferred	(196,000)	(52,000)	147,000

Total	$613,939	640,084	(593,284)

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected income tax rate based on the U.S. statutory rate of (34%) differs from the effective income tax rate as follows:

	2005	2004	2003

Computed “expected” income tax rate	34.0%	34.0%	(34.0)%
State taxes (net of federal income tax benefit)	1.0	1.1	(0.4)
Change in balance of valuation allowance allocated to income tax expense	(51.1)	22.3	42.9
Increase (reduction) in income tax reserve	—	3.2	(30.0)
Foreign tax rate differential	(4.9)	0.4	9.0

Tax resulting from deemed dividends from foreign subsidiaries	50.3%	—	—
AMT refund not previously benefitted	—	—	(7.1)

Revisions made to other net deferred tax assets in 2005	(5.6)	—	—
Other items, net	(2.2)	3.6	(4.1)

Effective income tax rate	21.5%	64.6%	(23.7)%

As described in Notes 4 and 5, in conjunction with loan agreements entered into in 2005, the Company has pledged shares or equity interests in certain of its foreign subsidiaries. In addition, those subsidiaries have provided guarantees of loans, subject to specified dollar limitations for each subsidiary. For tax purposes under the U.S. Internal Revenue Code, the loan guarantees resulted in the recognition of deemed dividends from those subsidiaries. The taxable income from such deemed dividends reduces the Company’s net operating loss carryforwards. For financial reporting purposes, the tax expense arising from the deemed dividends is substantively offset by the reduction in the valuation allowance applicable to deferred tax assets, including the deferred tax asset attributable to the net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets attributed to:
Accounts receivable	$84,000	65,000
Compensation accruals	472,000	408,000
Warranty reserve	147,000	164,000
Employee benefits accruals	7,046,000	8,617,000
Tax credit carryforwards	1,807,000	1,756,000
Net operating loss carryforwards	5,586,000	7,016,000

Total gross deferred tax assets	15,142,000	18,026,000
Less valuation allowance	10,704,000	13,523,000

Net deferred tax assets	4,438,000	4,503,000

Deferred tax liabilities attributed to:
Depreciation	2,185,000	2,672,000
Inventories	2,131,000	1,975,000
Other	21,000	(49,000)

Total gross deferred tax liabilities	4,337,000	4,598,000

Net deferred tax asset (liability)	$101,000	(95,000)

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, the Company’s Consolidated Balance Sheet contained a current deferred tax asset of approximately $178,000, which was classified in other current assets, and a noncurrent deferred tax liability of ($77,000), which was classified in other noncurrent liabilities, for a total net deferred tax asset of $101,000. In 2004, the Company’s Consolidated Balance Sheet contained a current deferred tax liability of approximately ($13,000), which was classified in other accrued expenses and income taxes, and a noncurrent deferred tax liability of ($82,000), which was classified in other noncurrent liabilities, for a total net deferred tax liability of ($95,000).

The valuation allowance for deferred tax assets as of January 1, 2004 was $13,561,000. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was a decrease of $2,819,000 and a decrease of $38,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

A portion of the valuation allowance for the year ending December 31, 2005 relates to a deferred tax asset on the unfunded pension liability amount in shareholders’ equity. This amount totals $4,345,000 and $5,703,000 at December 31, 2005 and 2004, respectively. The change in valuation allowance related to accumulated other comprehensive loss was ($1,357,000), ($219,000) and $618,000 in 2005, 2004 and 2003, respectively.

At December 31, 2005 the Company has a U.S. general business tax credit carryforward of approximately $740,000, a Wisconsin tax credit carryforward of approximately $678,000, and an AMT tax credit carryforward of approximately $390,000. The U.S. business tax credits begin expiring in 2006 through 2020, with $130,000 scheduled to expire in 2006. The Wisconsin tax credits expire in 2006 through 2020, with $41,000 scheduled to expire in 2006. The AMT tax credits may be carried forward indefinitely.

The Company has a tax operating loss carryforward applicable to foreign subsidiaries of approximately $2,227,000 of which $1,655,000 can be carriedforward indefinitely, and the remainder begins to expire in 2006. The Company also has a U.S. net operating loss carryforward of approximately $12,000,000 which will begin to expire in 2021. The Company also has an AMT tax operating loss carryforward of approximately $12,800,000.

The unremitted earnings of the Company’s foreign subsidiaries, on which income taxes have not been provided, are considered permanently invested and aggregated approximately $12,000,000 at December 31, 2005.

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

Unfunded employee retirement plan costs reflect the excess of the unfunded accumulated benefit obligation over the fair value of plan assets. This is reflected as an adjustment to accumulated other comprehensive income (loss) in shareholders’ equity. Plan assets are primarily invested in The Oilgear Company common stock (240,033,

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 236,555 shares at December 31, 2005 and 2004, respectively), money market, equity and long-term bond mutual funds. Data relative to 2005 and 2004 for the pension plans is as follows:

	United States Pension Plans		United Kingdom Pension Plan
Change in Projected Benefit Obligation	2005	2004	2005	2004

Projected benefit obligation at beginning of year	$(31,700,000)	(29,300,000)	(20,250,000)	(18,850,000)
Service cost	—	—	(43,000)	(42,000)
Interest cost	(1,900,000)	(1,800,000)	(977,000)	(1,117,000)
Benefits paid	1,900,000	2,000,000	621,000	618,000
Actuarial gain/(loss)	(700,000)	(2,600,000)	(1,827,000)	541,000
Currency adjustment	—	—	2,076,000	(1,400,000)

Projected benefit obligation at end of year	$(32,400,000)	(31,700,000)	(20,400,000)	(20,250,000)

Change in Plan Assets	2005	2004	2005	2004

Fair value of plan assets at beginning of year	$20,300,000	17,900,000	14,375,000	12,450,000
Actual return on plan assets	1,700,000	3,300,000	2,524,000	1,218,000
Employer contributions	3,900,000	1,200,000	372,000	414,000
Benefits paid	(1,900,000)	(2,000,000)	(621,000)	(618,000)
Administrative expenses and currency adjustment difference	(200,000)	(100,000)	(1,475,000)	911,000
Fair value of plan assets at end of year	$23,800,000	20,300,000	15,175,000	14,375,000

Projected benefit obligation in excess of plan assets	(8,600,000)	(11,400,000)	(5,225,000)	(5,875,000)
Unrecognized net actuarial	17,900,000	18,100,000	4,641,000	5,322,000

Net amount recognized	$9,300,000	6,700,000	(584,000)	(553,000)

Amounts recognized in the balance sheets consist of:

	2005	2004

Accrued liability	$(11,902,000)	(15,374,000)
Accumulated other comprehensive loss	20,635,000	21,521,000

Net amount recognized	$8,733,000	6,147,000

Statement of Financial Accounting Standards No. 87 requires recognition of a minimum liability for those pension plans with accumulated benefit obligations in excess of the fair values of plan assets at the end of the year. Accordingly, the Company recorded non-cash gains of $887,000 and $988,000 in 2005 and 2004, respectively, and a non-cash charge of $773,000 in 2003 related to the additional minimum liability for certain under funded pension plans, which are reflected in other comprehensive loss in Shareholders’ equity. Pension funding requirements are not affected by the recording of these gains or losses. These charges did not impact net income and will reverse should the fair value of the pension plans’ assets exceed the accumulated benefit obligation.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total accumulated benefit obligation for all pension plans at December 31, 2005 was $50,850,000 and at December 31, 2004 was $50,000,000. Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 follow:

	2005	2004

Projected benefit obligation	$52,800,000	51,950,000
Accumulated benefit obligation	50,850,000	50,000,000
Fair value of plan assets	38,975,000	34,675,000

The measurement date for all pension plans is December 31. Weighted average actuarial assumptions used to determine pension benefit obligations at December 31 follow:

	United States		United Kingdom
	Pension Plans		Pension Plan
	2005	2004	2005	2004

Discount rate	5.75%	6.00%	5.00%	5.50%
Rate of compensation increase	—	—	3.40%	3.40%

Components of net periodic pension expense under these plans for the year is comprised of the following:

	2005	2004	2003

Service cost	$40,000	40,000	54,000
Interest cost on projected benefit obligation	2,820,000	2,868,000	2,662,000
Return on plan assets	(2,700,000)	(2,466,000)	(1,944,000)
Net amortization and deferral of net transition liability	1,580,000	1,640,000	1,513,000

Net periodic pension expense	$1,740,000	2,082,000	2,285,000

Weighted average actuarial assumptions used to determine net periodic pension expense for the year ended December 31 follow:

	United States			United Kingdom
	Pension Plans			Pension Plan
	2005	2004	2003	2005	2004	2003

Discount rate	6.00%	6.50%	7.00%	5.50%	5.60%	6.00%
Expected long-term return on plan assets	8.50%	8.75%	8.90%	7.10%	7.60%	7.80%
Expected rate of return on assets in the Stock Retirement Plan	7.00%	7.00%	7.00%	—	—	—
Rate of compensation increase	—	—	—	3.40%	3.40%	2.90%

The expected long-term rate of return on pension plan assets reflects long-term historical data, with greater weight given to recent years, and takes into account each plan’s target asset allocation. This rate was lowered to 8.50% on December 31, 2004.

The weighted-average pension plan asset allocations by asset category at December 31, 2005 and 2004 are as follows:

	2005	2004

Equity securities	72%	73%
Debt securities	25%	25%
Other	3%	2%

Total	100%	100%

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The United States plans represent 61%, and the United Kingdom plan represents 39%, respectively, of the Company’s pension assets, and the combined target asset allocation is 65% diversified equity, 30% fixed income investments and 5% alternative investments.

In 2005, the Company made contributions to pension plans of $3,900,000 in the United States and $372,000 in the United Kingdom. The Company is current with its required minimum contributions.

At December 31, 2005, expected pension benefit payments for each of the next five years and the five years thereafter in aggregate are $2,768,000 in 2006, $2,869,000 in 2007, $2,957,000 in 2008, $3,092,000 in 2009, $3,182,000 in 2010 and $17,783,000 in 2011-2015.

The Company has a defined contribution plan covering substantially all domestic salaried employees (the Stock Retirement Plan). The Stock Retirement Plan is noncontributory and provides for discretionary Company contributions based on a percentage of defined earnings of eligible employees. No contributions were made to the Stock Retirement Plan in 2005, 2004 and 2003. The Stock Retirement Plan owned 271,093 and 280,561 shares of the Company’s common stock as of December 31, 2005 and 2004, respectively. Certain benefits payable under the Stock Retirement Plan serve to reduce benefits payable under the non-contributory defined benefit retirement plans referred to above.

The Company has various statutory employee retirement benefits at some of its foreign subsidiaries. These benefits are funded according to the statutory requirements of the country the subsidiary is located. The expense for these unfunded retirement benefits was approximately $66,000, $34,000 and $23,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The amounts charged to expense under the Savings Plan, including the stock discount, were approximately $173,000, $180,000 and $220,000 in 2005, 2004 and 2003, respectively. The Savings Plan owned 315,737 and 447,668 shares of the Company’s common stock as of December 31, 2005 and 2004, respectively.

The Savings Plan was amended in 2003 to add a profit sharing component that is based on the Company’s earnings and at the discretion of the directors. The Company expensed $240,000 and $40,000 in 2005 and 2004, respectively. The 2004 contribution, made in 2005, was in the form of 3,941shares of the Company’s common stock and the 2005 contribution will be made in 2006 in the form of 22,263 shares of the Company’s common stock.

The Company also has the Oilgear Milwaukee Shop Savings Plan, under which eligible domestic collective bargaining unit employees may elect, through payroll deduction, to defer from 1% to 50% of their earnings, subject to certain limitations, on a pretax basis. The Company contributes an additional 10% on the first 5% of employee contributions. Contributions are placed in trust for investments in defined funds. Beginning January 1, 2006, the Company will contribute 15% on the first 5% of employee contributions. The amounts charged to expense were approximately $18,000, $17,000 and $16,000 in 2005, 2004 and 2003, respectively.

The Company has a savings plan called the Group Personal Pension Plan (the Plan) for eligible United Kingdom employees. The minimum contribution requirement for employees joining the Plan is a gross contribution of 4% of base salary. The maximum contribution is set by the Inland Revenue and depends on the participant’s age.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company pays an amount equal to 4.0% of base salary on March 6 of each year. The Company also pays the cost of the death benefit (two and one half times a participant’s base salary) provided under the plan. The expense for this Plan was $27,000, $24,000 and $20,000 in 2005, 2004 and 2003, respectively.

(C) Employee Stock Purchase Plan

The Company has a key employee stock purchase plan under which shares of common stock may be sold to key employees under restricted sales agreements. The shares are sold at the market price at the time of the sale. One-half of the purchase price is payable under a 5% promissory note over a three-year period. The Company forgives the last remaining portion of the purchase price over a three-year period, beginning the year in which the first half is repaid, if employment has continued. In 2002, the Company sold an aggregate of 11,000 shares of its common stock under the plan. The purchase price paid for each share was $7.92, which was the market bid price on the date of purchase. The anticipated compensation element of the shares sold, represented by the potential forgiveness of the last one-half of the purchase price, is charged to operations on the straight-line basis over the life of the related note. The amounts charged to operations were approximately $16,000, $26,000 and $33,000 in 2005, 2004 and 2003, respectively. This plan will expire on February 28, 2007.

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

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity related to the Company’s plan is as follows:

	Number of	Weighted Average
	Shares	Price per Share

Outstanding at December 31, 2003	125,482	$5.67
Granted	29,000	4.58
Exercised	(3,254)	2.64
Canceled and available for reissue	(21,159)	7.49

Outstanding at December 31, 2004	130,069	$5.21
Granted	36,000	11.84
Exercised	(44,642)	4.39
Canceled and available for reissue	(51,200)	6.87

Outstanding at December 31, 2005	70,227	$7.91

Range of exercise prices of options outstanding at December 31, 2005	10,500	2.50
	3,862	2.71
	19,500	4.58
	365	9.75
	36,000	11.84

	70,227

Options available for grant at December 31, 2005	32,821

Other information regarding the Company’s stock option plan is as follows:

	2005	2004	2003

Options exercisable at end of year	12,238	79,767	77,285
Weighted-average exercise price of exercisable options	$3.63	6.10	7.07
Weighted-average fair value of options granted during year	5.10	1.66	0.85

At December 31, 2005, the weighted-average remaining contractual lives of stock options outstanding is approximately 3.4 years.

(E) Directors’ Stock Plan

The Oilgear Company Directors’ Stock Plan provides for directors of Oilgear, eligible to receive directors’ fees, to receive Oilgear common stock in lieu of all or part of their directors’ fees. There were originally 15,000 shares authorized for issuance under the plan. As of December 31, 2004, all such shares (or options thereon) had been issued, including 2,500 shares in each of 2004 and 2003. Shares were not issued to pay director fees in 2005.

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

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the plan’s changes in accumulated post-retirement benefit obligation.

	2005	2004

Accumulated post-retirement benefit in excess of plan assets at beginning of year	$(5,730,000)	(7,120,000)
Service cost	(25,000)	(25,000)
Interest cost	(320,000)	(330,000)
Benefits paid	700,000	470,000
Actuarial gain (loss)	(50,000)	1,125,000
Amendments and settlements	525,000	150,000

Accumulated post-retirement benefit obligation in excess of plan assets at end of year	$(4,900,000)	(5,730,000)

The following table presents the plan’s funded status reconciled with amounts recognized in the Company’s consolidated balance sheets at December 31, 2005 and 2004:

	2005	2004

Accumulated post-retirement benefit obligation	$(4,900,000)	(5,730,000)
Plan assets-fair value	—	—

Accumulated post-retirement benefit obligation in excess of plan assets	(4,900,000)	(5,730,000)
Unrecognized prior service cost	(200,000)	(80,000)
Unrecognized net gain	(1,500,000)	(1,840,000)

Net amount recognized	$(6,600,000)	(7,650,000)

Net periodic post-retirement benefit cost includes the following components:

	2005	2004	2003

Service cost	$25,000	25,000	65,000
Interest cost	320,000	330,000	500,000
Net amortization and deferral	(215,000)	(305,000)	(175,000)

Net periodic post-retirement benefit cost	$130,000	50,000	390,000

Assumptions used to determine the post-retirement health care and life insurance benefit obligation at December 31 were as follows:

	2005	2004

Discount rate	5.75%	6.00%
Health care cost trend rate assumed for next year	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate is achieved	2010	2010

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to determine post retirement health care and life insurance benefit cost for the year ended December 31 as follows:

	2005	2004	2003

Discount rate	6.00%	6.50%	7.00%
Health care cost trend rate assumed for next year	10.00%	11.00%	12.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year ultimate health care cost trend rate is achieved	2010	2010	2010

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2005 by $125,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2005 by $8,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2005 by $130,000 and the aggregate of the service and interest cost components of net periodic post-retirement cost for the year ended December 31, 2005 by $8,000.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed on December 8, 2003. The Company recognized the effect of the Act in 2004. As of January 1, 2004, the accumulated postretirement benefit obligation decreased by $1,753,000 attributable to future anticipated federal cash subsidy receipts. The change in accumulated postretirement benefit obligation is considered an actuarial gain that will be recognized in future periods. The effect of the subsidy also reduced net periodic other postretirement benefit costs by $316,000 in 2004 and $392,000 in 2005. The accumulated postretirement benefit obligation measured as of December 31, 2005 reflects a change adopted by the Company to provide post-65 medical coverage through a licensed Medicare Advantage Plan (which includes prescription drug coverage). As a result of this change the Company will no longer qualify for the direct federal subsidy, but instead it is anticipated the Company will experience lower fully insured premiums that reflect Medicare Part D.

At December 31, 2005, expected postretirement benefit payments for each of the next five years and the five years thereafter in aggregate are $399,000 in 2006, $395,000 in 2007, $401,000 in 2008, $404,000 in 2009, $382,000 in 2010, and $1,934,000 in 2011-2015.

(10)	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2005 and 2004:

Short-Term Borrowings and Long-Term Debt:

The carrying amounts of the Company’s short-term borrowings, its revolving loan agreements and variable rate long-term debt instruments as reported in notes 3 and 4 approximate their fair value. The fair value of the Company’s other long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of other long-term debt as reported in note 5 approximate their fair value.

Other Financial Instruments:

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and notes receivable from employees approximate their fair value.

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Commitments and Contingencies

The Company is a defendant in a product liability lawsuit for which the claimant is claiming an approximately $1,500,000 loss resulting from lost or late shipments and additional costs of shipments during the time his machine was not operating due to a failure of a manifold supplied by Oilgear. The case will be litigated in the courts and the Company believes it has a strong defense against this claim. The estimated range of loss that could result from this legal action is from $0 to $1,500,000 plus interest. The Company believes that any loss incurred would be adequately covered by product liability insurance. The Company has not recorded any accrual for this matter.

The Company is a defendant in several product liability actions which management believes are adequately covered by insurance. The Company has not recorded any accruals for these matters.

The Company has approximately $660,000 and $2,226,000 in open bank guarantees, letters of credit and insurance bonds covering its performance under long-term contracts and down payment guarantees to customers in the European and International segments at December 31, 2005 and 2004, respectively.

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

	Employee
	Termination
	Benefits	Other Costs	Total

Balance January 1, 2003	$211,000	—	211,000
Expense accrued	235,000	61,000	296,000
Cash expenditures	(446,000)	(61,000)	(507,000)

Balance December 31, 2003	$—	—	—

(13)	Quarterly and other Financial Data (Unaudited)

2005	First	Second	Third	Fourth

Net sales	$26,026,000	25,497,000	25,516,000	26,221,000
Gross profit	6,932,000	7,013,000	7,048,000	6,346,000
Net earnings	562,000	664,000	470,000	401,000
Basic earnings per share of common stock	0.28	0.33	0.23	0.20
Diluted earnings per share of common stock	0.28	0.33	0.23	0.20
Stock price low*	8.32	6.46	11.21	9.00
Stock price high*	11.64	23.10	22.89	18.31

THE OILGEAR COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004	First	Second	Third	Fourth

Net sales	$21,291,000	23,272,000	25,029,000	24,830,000
Gross profit	5,190,000	5,531,000	5,617,000	5,837,000
Net earnings (loss)	(304,000)	168,000	223,000	164,000
Basic earnings (loss) per share of common stock	(0.16)	0.09	0.11	0.09
Diluted earnings (loss) per share of common stock	(0.16)	0.09	0.11	0.09
Stock price low*	3.77	3.60	3.55	4.50
Stock price high*	9.00	5.35	5.74	9.05

*	High and low sales prices per share in the Nasdaq Capital Market (formerly called Nasdaq Small Cap Stock Market).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Oilgear Company:

We have audited the accompanying consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Oilgear Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP
KPMG LLP

Milwaukee, Wisconsin
April 17, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and that such information may not currently be accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure.

On March 31, 2006 the Company filed a Form 10-K/A to amend its 2004 Form 10-K to restate certain of its previously filed consolidated financial statements to correct an accounting error in relation to the treatment of shares of stock it received from a 2001 demutualization of an insurance company in which it was a member. In addition, the Company restated its consolidated statements of cash flows to correct its presentation of certain deferred bank financing fees from operating activities to financing activities. In connection with the restatement, the Company made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to the Company’s consolidated financial statements. The adjustments primarily relate to inventory and inventory related items (i.e., warranty), and post-retirement benefit obligations for certain of its foreign subsidiaries. In addition, the Company recorded certain reclassification adjustments in its historical consolidated financial statements which had no impact on its financial position. In 2004, the Company also identified accounting errors at one of its foreign subsidiaries in the translation of the statutory accounts to U.S. GAAP. The Company’s management concluded that the items noted above resulted from a material weakness in the Company’s disclosure controls and procedures.

Change in Internal Controls

There have been some changes in internal controls during the period ended December 31, 2005. The Company will continue to make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.

The Company believes that these changes in internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of The Registrant.

Incorporated by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders on May 9, 2006 (“2006 Annual Meeting Proxy Statement”), and “Executive Officers of the Registrant” in Part I hereof.

Item 11.	Executive Compensation.

Incorporated by reference to “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2006 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the 2006 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference to “Audit Committee — Pre-Approval Policy” and “Audit Committee — Audit and Non-Audit Fees” in the 2006 Annual Meeting Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed:

1. Financial Statements and Report of Independent Registered Public Accounting Firm included in Part II of this Report.

Consolidated Statements of Operations and Shareholders’ Equity for each of the three years ended December 31, 2005.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005.
Consolidated Statements of Comprehensive Income (Loss) for each the three years ended December 31, 2005.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules Included in Part IV of this Report.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003
Report of Independent Registered Public Accounting Firm.

THE OILGEAR COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003

				Amounts
	Balance at	Charged to		Written off	Balance at
	Beginning	Costs and	Other	Net of	End
	of Year	Expenses	Adjustments(1)	Recoveries	of Year

Allowances for losses from obsolescence which are deducted on the balance sheet from inventories
Year ended December 31, 2005	$3,494,250	369,540	(226,192)	(192,227)	3,445,371
Year ended December 31, 2004	$3,289,359	130,476	139,529	(65,114)	3,494,250
Year ended December 31, 2003	$3,203,490	393,038	212,016	(519,185)	3,289,359

(1)	Includes adjustments due to foreign currency translation.

				Amounts
	Balance at	Charged to		Written off	Balance at
	Beginning	Costs and	Other	Net of	End
	of Year	Expenses	Adjustments(1)	Recoveries	of Year

Allowances for losses in collection which are deducted on the balance sheet from accounts receivable
Year ended December 31, 2005	$340,059	289,124	(15,968)	(261,270)	351,945
Year ended December 31, 2004	$249,903	160,065	7,719	(77,628)	340,059
Year ended December 31, 2003	$259,107	205,970	4,702	(219,876)	249,903

(1)	Includes adjustments due to foreign currency translation.

				Amounts
	Balance at	Charged to		Written off	Balance at
	Beginning	Costs and	Other	Net of	End
	of Year	Expenses	Adjustments(1)	Recoveries	of Year

Allowances for losses from warranty which are included on the balance sheet in other accrued expenses
Year ended December 31, 2005	$538,226	648,149	(20,755)	(555,303)	610,317
Year ended December 31, 2004	$409,981	504,501	13,334	(389,590)	538,226
Year ended December 31, 2003	$348,140	855,993	27,749	(821,901)	409,981

(1)	Includes adjustments due to foreign currency translation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Oilgear Company:

Under date of April 17, 2006, we reported on the consolidated balance sheets of The Oilgear Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related Schedule II: Valuation and Qualifying Accounts, included in Part IV of this annual report. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
KPMG LLP

Milwaukee, Wisconsin
April 17, 2006

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

THE OILGEAR COMPANY
(Registrant)

By:	/s/ Thomas J. Price
Thomas J. Price,
Vice President — Chief Financial Officer and
Corporate Secretary

April 17, 2006

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

Name	Title

/s/ David A. Zuege David A. Zuege	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Thomas J. Price Thomas J. Price	Vice President — Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Dale C. Boyke Dale C. Boyke	Director

Thomas L. Misiak	Director

/s/ Robert D. Drake Robert D. Drake	Director

/s/ Hubert Bursch Hubert Bursch	Director

/s/ Frank L. Schmit Frank L. Schmit	Director

Name	Title

/s/ Michael H. Joyce Michael H. Joyce	Director

/s/ Roger H. Schroeder Roger H. Schroeder	Director

/s/ Michael C. Sipek Michael C. Sipek	Director

*	Each of these signatures is affixed as of April 17, 2006.

THE OILGEAR COMPANY

(THE “REGISTRANT”)
(COMMISSION FILE NO. 000-00822)
* * * * *
EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit
Filed
Number				Filed
Herewith		Description	Incorporated Herein by Reference to:	Herewith

3.1		Restated Articles of Incorporation of The Oilgear Company (as adopted March 18, 1969)	Exhibit 3.1 to Registrant’s 10-K for year ended December 31, 1994 (‘1994 10-K”)
3.2		Bylaws of The Oilgear Company (as amended and restated by the Board of Directors, effective January 1, 1992, to reflect the revised Wisconsin Business Corporation Law)	Exhibit 3.2 to Registrant’s 10-K for year ended December 31, 1991 (‘1991 10-K”)
*4
4.1		Loan and Security Agreement dated as of January 28, 2005, by and among the Company, LaSalle Business Credit, LLC, and two of the Company’s wholly-owned subsidiaries Oilgear Towler, S.A. and Oilgear Towler GmbH	Exhibit 10.1 to Registrant’s 8-K dated February 7, 2005
4.2		Foreign Accounts Loan and Security Agreement dated as of January 28, 2005, by and between the Company and LaSalle Business Credit, LLC	Exhibit 10.2 to Registrant’s 8-K dated February 7, 2005
4.3		Agreement for the Purchase of Debts dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.3 to Registrant’s 8-K dated February 7, 2005
4.4		Plant & Machinery Loan Agreement dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.4 to Registrant’s 8-K dated February 7, 2005
4.5		Stock Loan Agreement dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.5 to Registrant’s 8-K dated February 7, 2005
4.6		All Assets Debenture dated as of January 28, 2005, by and between Oilgear Towler Limited and Venture Finance PLC	Exhibit 10.6 to Registrant’s 8-K dated February 7, 2005
4.7		Demand Loan Facility Agreement dated as of February 4, 2005 by and between Oilgear Towler Limited and Barclays Bank PLC	Exhibit 10.7 to Registrant’s 8-K dated February 7, 2005
**10	.1	The Oilgear Company Key Employee Stock Purchase Plan, as amended and restated September 6, 1990	Exhibit 10.5(a) to Registrant’s 10-K for year ended December 31, 1990 (‘1990 10-K”)

Exhibit
Filed
Number				Filed
Herewith		Description	Incorporated Herein by Reference to:	Herewith

**10	.2(a)	The Oilgear Company Retirement Benefits Equalization Plan, effective as of March 1, 1991	Exhibit 10.6 to 1990 10-K
(b)		Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 1995	Exhibit 10.3(b) to Registrant’s 10-K for year ended December 31, (‘1995 10-K”)
(c)		Amendment to The Oilgear Company Retirement Benefits Equalization Plan adopted on December 13, 2001	Exhibit 10.4(c) to Registrant’s 10-K for year ended December 31, 2001
**10	.3(a)	Oilgear Variable Compensation Program
**10	.4(a)	Form of Deferred Compensation Agreement with certain directors (December 8, 1971)	Exhibit 10.9 to Registrant’s 10-K for year ended December 31, 1980
(b)		The Oilgear Company Deferred Directors’ Fee Plan, as amended and restated December 14, 1983	Exhibit 10.9(b) to Registrant’s 10-K for year ended December 31, 1983
(c)		Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 11, 1991	Exhibit 10.5(c) to 1995 10-K
(d)		Amendment to The Oilgear Company Deferred Directors’ Fee Plan adopted on December 13, 2001	Exhibit 10.9(d) to 10-K Registrant’s 10-K for year ended December 31, 2001
**10	.5	The Oilgear Company 1992 Stock Option Plan	Exhibit A to Registrant’s 1993 Annual Meeting Proxy Statement dated March 26, 1993
**10	.6(a)	The Oilgear Company Directors’ Stock Plan	Exhibit 10.7 to Registrant’s 10-K for year ended December 31, 1993
(b)		The Oilgear Company Amended and Restated Directors’ Stock Plan	Exhibit 10.7(b) to 1994 10-K
**10	.9	Change of Control Agreement by and between The Oilgear Company and David A. Zuege, dated as of December 8, 2003	Exhibit 10.9 to Registrant’s 10-K for year ended December 31, 2003 (‘2003 10-K”)
**10	.10	Change of Control Agreement by and between The Oilgear Company and Thomas J. Price, dated as of December 8, 2003	Exhibit 10.10 to 2003 10-K
21		Subsidiaries of The Oilgear Company		X
23		Consent of Independent Registered Public Accounting Firm		X
24		Power of Attorney Signatures Page included in this Report
31.1		Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)		X

Exhibit
Filed
Number			Filed
Herewith	Description	Incorporated Herein by Reference to:	Herewith

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)		X
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (CEO)		X
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (CFO)		X

*	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any unfiled instrument with respect to long-term debt.

**	Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.