Form 10-Q
period 2006-03-31
OILGEAR CO
filed 2006-05-15
CIK 74058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of March 31, 2006

Common Stock, $1.00 Par Value	2,012,255

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,371,037	4,369,904
Trade accounts receivable, less allowance for doubtful receivables of $354,000 and $352,000 in 2006 and 2005, respectively	19,450,291	18,848,654
Costs and estimated earnings in excess of billings on uncompleted contracts	2,681,792	1,975,685
Inventories	25,316,361	25,365,389
Prepaid expenses	901,268	821,663
Other current assets	845,461	987,450

Total current assets	54,566,210	52,368,745

Property, plant and equipment, at cost:
Land	1,457,471	1,425,744
Buildings	12,502,446	12,419,010
Machinery and equipment	51,651,639	51,271,323
Drawings, patterns and patents	6,481,649	6,415,444

	72,093,205	71,531,521
Less accumulated depreciation and amortization	56,553,460	55,650,258

Net property, plant and equipment	15,539,745	15,881,263
Other assets	2,801,221	2,892,797

	$72,907,176	71,142,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$15,992,116	15,349,189
Current installments of long term debt	1,263,591	1,263,112
Accounts payable	9,032,539	9,214,577
Billings in excess of costs and estimated earnings on uncompleted contracts	597,638	215,795
Customer deposits	2,290,735	1,867,640
Accrued compensation and employee benefits	4,680,767	4,564,977
Other accrued expenses and income taxes	2,992,822	3,171,385

Total current liabilities	36,850,208	35,646,675

Long term debt, less current installments	7,428,416	7,723,582
Unfunded employee retirement plan costs	12,219,552	12,164,509
Unfunded post retirement health care costs	6,576,000	6,600,000
Other noncurrent liabilities	863,738	849,994

Total liabilities	63,937,914	62,984,760

Minority interest in consolidated subsidiaries	1,109,210	1,090,848
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 2,012,255 shares at March 31, 2006 and December 31, 2005	2,012,255	2,012,255
Capital in excess of par value	9,554,998	9,516,435
Retained earnings	16,621,525	16,107,660

	28,188,778	27,636,350
Deduct:

Notes receivable from employees for purchase of Company common stock	(15,813)	(18,664)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(132,628)	(395,721)
Minimum pension liability adjustment	(20,180,285)	(20,154,767)

	(20,312,913)	(20,550,488)

Total shareholders’ equity	7,860,052	7,067,198

	$72,907,176	71,142,805

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED
	MARCH 31,
	2006	2005

Net sales	$25,073,134	26,026,418
Cost of sales	18,221,269	19,094,887

Gross profit	6,851,865	6,931,531
Selling, general and administrative expenses	5,594,963	5,680,203

Operating income	1,256,902	1,251,328
Interest expense	635,194	610,014
Other non operating income, net	79,625	66,667

Earnings before income taxes and minority interest	701,333	707,981
Income tax expense	164,726	128,969
Minority interest in net earnings	22,742	17,500

Net earnings	$513,865	561,512

Basic weighted average outstanding shares	2,012,255	1,982,582

Diluted weighted average outstanding shares	2,035,261	2,018,501

Basic earnings per share of common stock	$0.26	0.28

Diluted earnings per share of common stock	$0.25	0.28

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THREE MONTHS ENDED
	MARCH 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$513,865	561,512
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	714,234	794,252
Amortization of deferred financing fees	137,968	114,792
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	41,414	3,918
Minority interest in consolidated subsidiaries	22,742	17,500
Changes in assets and liabilities:
Trade accounts receivable	(364,428)	(329,499)
Inventories	202,468	(1,097,421)
Billings, costs and estimated earnings on uncompleted contracts	(292,065)	(1,586,380)
Prepaid expenses	(68,551)	(275,848)
Accounts payable	(264,574)	(933,195)
Customer deposits	391,035	(198,944)
Accrued compensation	50,107	(933,881)
European value added tax — net	(16,713)	2,000
Other accrued expense and income taxes	(111,010)	14,544
Other, net	34,232	(42,741)

Net cash provided (used) by operating activities	$990,724	(3,889,391)

Cash flows from investing activities:
Additions to property, plant and equipment	(264,860)	(221,850)

Net cash used by investing activities	$(264,860)	(221,850)

Cash flows from financing activities:
Net borrowings under line of credit agreements	575,546	5,700,013
Repayment of long term debt	(364,490)	(10,404,958)
Proceeds from issuance of long term debt	—	9,450,000
Payments of financing fees	—	(1,146,178)
Payments received on notes receivable from employees	—	5,802

Net cash provided by financing activities	$211,056	3,604,679
Effect of exchange rate changes on cash and cash equivalents	64,213	(208,860)

Net increase (decrease) in cash and cash equivalents	$1,001,133	(715,422)
Cash and cash equivalents:
At beginning of period	4,369,904	4,109,409

At end of period	$5,371,037	3,393,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$485,242	464,090

Income taxes	348,885	148,844

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED
	MARCH 31,
	2006	2005

Net earnings	$513,865	561,512
Other comprehensive income:
Foreign currency translation adjustment	263,093	(685,340)
Minimum pension liability adjustment	(25,518)	49,187

Total comprehensive income (loss)	$751,440	(74,641)

See accompanying notes to consolidated financial statements.
THE OILGEAR COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. All such adjustments are of a normal recurring nature. Management assumes the reader will have access to the December 31, 2005 Annual Report on Form 10-K, a copy of which is available upon request, and these notes should be read in conjunction with the Consolidated Financial Statements and the related notes in the 2005 Form 10-K.
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

Segment Information

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

SALES TO UNAFFILIATED CUSTOMERS
Domestic	$13,890,469	$13,900,777
European	7,753,305	8,694,324
International	3,429,360	3,431,317

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

	$25,073,134	$26,026,418

INTERSEGMENT SALES
Domestic	$2,052,105	$1,970,192
European	487,942	674,345
OPERATING INCOME
Domestic	$1,255,491	$1,393,233
European	308,965	231,998
International	287,507	242,824
Corporate expenses, including R&D	(595,061)	(616,727)

Total	$1,256,902	$1,251,328

Identifiable assets at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005

IDENTIFIABLE ASSETS
Domestic	$33,864,000	32,225,000
European	28,956,000	28,662,000
International	8,518,000	8,669,000
Corporate	1,569,000	1,587,000

Total	$72,907,000	71,143,000

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
     Both the Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish, German, French and Italian subsidiaries; guaranties from each of the foregoing subsidiaries (subject to dollar limitations for each of the non-US subsidiaries); and a real estate mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish,German French and Italian subsidiaries.
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
     Also on February 7, 2005, the Company’s subsidiary in the United Kingdom, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000 (approximately $4,342,000). These loans are apportioned among: (i) a Pounds Sterling 2,000,000 (approximately $3,473,000) invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 (approximately $434,000) equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 (approximately $434,000)stock loan pursuant to a Stock Loan Agreement. The Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years.

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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 (approximately $5,557,000) or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell the land and building for 4,150,000 Pounds Sterling(approximately $7,207,000), conditioned upon Oilgear UK moving to a new location. The Company believes the move to a new facility will be completed in the second quarter of 2006.
     Based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company is classifying its revolving loan facility as short-term debt, even though the revolving loan facility does not mature until January 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt, notwithstanding the fact that it does not mature until January 2008.
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
4. INVENTORIES
Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Raw materials	$3,290,013	3,093,963
Work in process	18,973,948	19,497,769
Finished goods	3,947,400	3,679,657

	26,211,361	26,271,389

LIFO reserve	(895,000)	(906,000)

Total	$25,316,361	25,365,389

     Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,798,000 and $15,665,000 at March 31, 2006 and December 31, 2005, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
5. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

Net earnings for basic and diluted earnings	$513,865	561,512
Weighted average common shares outstanding	2,012,255	1,982,582
Dilutive stock options	23,006	35,919
Dilutive average common shares outstanding	2,035,261	2,018,501
Basic earnings per common share	$0.26	0.28
Diluted earnings per common share	$0.25	0.28

     Options to purchase 69,873 shares of common stock with a weighted average exercise price of $7.90 per share were outstanding at March 31, 2006. Options to purchase 58,467 shares of common stock with a weighted average exercise price of $4.37 per share were outstanding at March 31, 2005.
     Options to purchase 36,000 and 2,995 shares of common stock were not included in the computations of diluted earnings per share for the three month periods ended March 31, 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.
6. SHARE-BASED COMPENSATION
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. This statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize compensation expense cost related to share- based payment arrangements including stock options and employee stock purchase plans based on the grant date fair value of the awards. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective method.
     Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method and made the required pro forma disclosures in accordance with SFAS No. 123. Accordingly, no compensation expense was recognized in connection with the issuance of stock options. However, compensation expense was recognized in connection with shares issued under the employee stock purchase plan. The adoption of SFAS No. 123R resulted in the Company recording compensation expense for the fair value of employee stock options for all unvested awards. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Three Months Ended
	March 31, 2006
		Under
	As Reported	APB No. 25
Earnings before income taxes and minority interest	$701,333	$739,896
Net earnings	513,865	552,428
Cash flows from operating activities	990,724	990,724
Cash flows from financing activities	211,056	211,056
Basic earnings per share	$0.26	$0.27
Diluted earnings per share	$0.25	$0.27
     Results for 2005 have not been restated to reflect the adoption of SFAS 123R. As previously reported in the Form 10-Q/A for the first quarter of 2005, a pro forma calculation was made to disclose compensation expense and the impact on net earnings if the Company had been applying SFAS 123 in connection with the issuance of employee stock options. The pro forma results are indicated below.

For the Three Months Ended
March 31, 2005
Net earnings as reported	$561,512
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917
Deduct: Pro forma compensation expense related to stock options, net of related tax effects	(10,552)

Pro forma net earnings	$554,877

Basic earnings per common share:
As reported	$0.28
Pro forma	0.28
Diluted earnings per common share:
As reported	$0.28
Pro forma	0.28
     The fair value of the Company’s stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 4.0 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: 2005- expected volatility of 81% and expected dividend yield of 0%; 2004- expected volatility of 45% and expected dividend yield of 0%; 2003- expected volatility of 43% and expected dividend yield of 0%. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock.
Stock Options
     Stock options are granted to senior executives and other key employees as determined by the Compensation Committee of the Board of Directors (the Committee). The exercise price of the options is determined by the Committee, but must be greater than or equal to the fair market value of the Company’s common stock when the option is granted. All stock options have five-year terms and vest incrementally, becoming fully exercisable after three years from the date of grant. The Committee establishes the period or periods of time within which the option may be exercised within the parameters of the Option Plan document. Currently, all existing options vest 50% after one year from grant date, another 25% after two years from grant date, and the final 25% after three years from grant date. Accordingly, compensation expense is recognized 50% in the first year, 25% in the second year, and 25% in the third year. Stock option activity for the three months ended March 31, 2006 was as follows:

	Number of	Weighted Average	Weighted Average Remaining
	Options	Exercise Price	Contractual Lives (In Years)
Options outstanding at December 31, 2005	70,227	$7.91
Granted	—	—
Exercised	—	—
Expired	365	9.75

Options outstanding at March 31, 2006	69,862	$7.90	3.2

Options exercisable at March 31, 2006	11,873	$3.44	2.4
     There were 57,989 unvested stock options with a weighed-average grant-date fair value of $5.25 at both March 31, 2006, and December 31, 2005. As of March 31, 2006, there was $251,703 of total unrecognized compensation expense related to unvested stock options.

7. EMPLOYEE BENEFIT PLANS
(A) PENSION PLANS
     The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The union member plan was merged into the salaried and management plan on January 1, 2005. The Company’s policy is to fund pension costs to conform to the requirements of the Employee Retirement Income Security Act of 1974. The minimum required total contributions to be made in 2006 for the defined benefit retirement plan in the United States is approximately $2,121,000 of which approximately $111,000 was paid in the first three months of 2006. Net pension expense under these plans for the three months ended March 31 is comprised of the following:

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

Service cost	$—	—
Interest cost on projected benefit obligation	450,000	460,000
Return on plan assets	(503,000)	(461,000)
Net amortization and deferral of net transition liability	316,000	321,000

Net pension expense	$263,000	320,000

     The Company has a pension plan (“UK Plan”) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002 but continues to accrue service costs due to statutory requirements. The minimum required contributions for 2006 are approximately $375,000, of which approximately $94,000 was paid in the first three months of 2006.
     Net pension expense under this plan for the three months ended March 31 is comprised of the following:

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

Service cost	$12,000	10,000
Interest cost on projected benefit obligation	253,000	244,000
Return on plan assets	(238,000)	(215,000)
Net amortization and deferral of net transition liability	66,000	75,000

Net pension expense	$93,000	114,000

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
     The post-retirement health care and life insurance benefits are funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three months ended March 31 includes the following components:

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

Service cost	$14,000	$7,000
Interest cost	68,000	81,000
Net amortization and deferral	(50,000)	(54,000)

Net periodic post retirement benefit cost	$32,000	$34,000

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
     Both the Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish, German, French and Italian subsidiaries; guaranties from certain of the foregoing subsidiaries (subject to dollar limitations for the non-US subsidiaries); and a real estate mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish, German, French and Italian subsidiaries.
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
     Also on February 7, 2005, the Company’s subsidiary in the United Kingdom, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000 (approximately $4,342,000). These loans are apportioned among: (i) a Pounds Sterling 2,000,000 (approximately $3,473,000) invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 (approximately $434,000) equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 (approximately $434,000)stock loan pursuant to a Stock Loan Agreement. The Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years.
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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 (approximately $5,557,000) or 78% of the appraised value of certain land and buildings. Although the Barclays facility is repayable on demand of the bank at any time, the maturity date has been extended to August 15, 2006. The Barclays loan bears interest at 2.25 percent over LIBOR, and the outstanding principal amount thereof is to be repaid in a single payment on the maturity date. The Barclays facility is secured by a land charge over the land and buildings owned by Oilgear UK in Leeds, United Kingdom. Oilgear UK has contracted to sell the land and building for 4,150,000 Pounds Sterling(approximately $7,207,000), conditioned upon Oilgear UK moving to a new location. The Company believes the move to a new facility will be completed in the second quarter of 2006.
     Based on EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”), and certain provisions in the Loan Agreement, the Company is classifying its revolving loan facility as short-term debt, even though the revolving loan facility does not mature until January 2008. As a result, upon recording the Loan Agreement in February 2005, the Company classified the outstanding portion of the $12 million revolving loan portion of the new Credit Facility as short-term debt, notwithstanding the fact that it does not mature until January 2008.
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
     For the three months ended March 31, 2006, approximately $991,000 of cash was provided by operations compared to approximately $3,889,000 of cash used by operations during the same period in 2005. Contracts that recognize revenue by the percentage of completion accounting method used approximately $292,000 of cash during the first three months of 2006 compared to $1,586,000 during the same period of 2005. The largest of these contracts is supplying a hydraulic and electronic system for a forging machine in France that was completely shipped in 2005 and that will be commissioned in 2006. The balance due on this contract, approximately $2,100,000, is expected to be received in 2006. The Company expects to receive payments for most of the remaining contracts which utilize percentage-of-completion accounting, approximately $8,400,000, in 2006. The increase in orders and especially the increase in demand for our meter products was the primary reason for the increase in inventory by approximately $1,097,000 during the quarter ended March 31, 2005. Inventory decreased by approximately $202,000 during the first three months of 2006. Inventory turns were 2.90 for the period ended March 31, 2006, compared to 3.05 for the period ended March 31, 2005. Deposits from contacts that require customer deposits before shipments provided approximately $391,000 cash during the first three months of 2006 compared to using approximately $199,000 of cash for the first three months of 2005. Due to the February 2005 credit facility the Company was able to make significant payments to vendors and catch up with the required pension contributions which caused accounts payable and accrued compensation and pension expense to use cash of approximately $933,000 and approximately $934,000, respectively, in the first three months of 2005 compared to using approximately $265,000 and providing approximately $50,000 of cash, respectively, in the first three months of 2006. Fees paid that relate to the new financing agreement are being amortized over the thirty-six month term of the bank agreement which were approximately $138,000 and $115,000 for the three month periods ending March 31, 2006 and 2005, respectively. Other accrued expenses and income taxes used approximately $111,000 and provided approximately $15,000 of cash in the first three months of 2006 and 2005, respectively. The European segment value added taxes classified in the Other current assets line in the Consolidated Balance Sheet increased by $60,000 and $322,000 during the first three months of 2006 and 2005, respectively and the European value added taxes classified in the Other accrued expenses and income taxes line in the Consolidated Balance Sheet increased by $43,000 and $324,000 during the first three months of 2006 and 2005, respectively. The net change in European value added tax to the Consolidated Statements of Cash Flows was to use approximately $17,000 and provide approximately $2,000 of cash during the first three months of 2006 and 2005, respectively. Other-net is made up of changes in various deposits, deferred fees, and non trade receivables. The change in these items provided approximately $34,000 and used approximately $43,000 of cash in the first three months of 2006 and 2005, respectively.
     Property, plant and equipment additions consisting primarily of purchases of machinery and equipment were approximately $265,000 in the first three months of 2006 compared to approximately $222,000 in the first three months of 2005. Property, plant and equipment additions are expected to total less than $2,700,000 for 2006.
     The February 2005 bank agreement allowed the Company to finance the increase in orders, and therefore, borrowings exceeded repayments by approximately $4,745,000 during the quarter ended March 31, 2005 compared to $211,000 during the quarter ended March 31, 2006.
WORKING CAPITAL

	March 31, 2006	December 31, 2005

Current assets	$54,566,000	52,369,000
Current liabilities	36,850,000	35,647,000
Working capital	17,716,000	16,722,000
Current ratio	1.48	1.47

     Working capital increased by approximately $994,000 at March 31, 2006 compared to December 31, 2005. Increased cash and accounts receivable, partially offset by an increase in short-term borrowings, are the primary reasons working capital increased.
CAPITALIZATION

	March 31, 2006	December 31, 2005

Interest bearing debt	$24,684,000	24,336,000
Shareholders’ equity	7,860,000	7,067,000
Debt and equity	32,544,000	31,403,000
Ratio	75.8%	77.5%

     The capitalization of the Company increased during the first three months of 2006, primarily as a result of the approximately $514,000 increase in retained earnings from operations, an approximately $238,000 decrease in the accumulated other comprehensive loss and an approximately $348,000 increase in borrowings.
     The Company is currently in compliance with all bank covenants under its United States and foreign credit facilities. The covenants for the Company’s credit facility were set taking into account both the Company’s expected levels of capital expenditures and earnings for 2006 and the bank’s requirements for debt service, interest coverage and minimum consolidated tangible net worth, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations.

RESULTS OF OPERATIONS
Shipments and Orders

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

Net orders	$35,093,000	29,770,000
Percentage increase	17.9%
Net sales	25,073,000	26,026,000
Percentage decrease	(3.7%)

     Orders increased by approximately $5,323,000, or 17.9%, in the first quarter of 2006 when compared to the same quarter in 2005. In the first quarter of 2006 when compared to the same quarter of 2005, orders increased in all geographic segments. The Domestic, European and International segment orders increased by 15.0%, 14.6% and 43.1%, respectively, when compared to the same quarter in 2005.
     Consolidated net sales decreased in the first quarter of 2006 by approximately $953,000, or 3.7%, when compared to the same period in 2005. The change in net sales in the first quarter of 2006 when compared to the same quarter of 2005 was the result of a lower backlog of orders at the beginning of 2006. The Domestic, European and International segments net sales decreased by 0.2%, 10.8% and 0.1%, respectively. When consolidated net sales, European segment net sales and International segment net sales for the first three months of 2006 are compared to the same period in 2005, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on consolidated net sales and European segment net sales for the first three months of 2006 was to decrease net sales by 2.6% and 7.8%, respectively, and increase net sales in the International segment by 0.4%.
Backlog

	March 31, 2006	December 31, 2005
Backlog	$36,883,000	26,864,000
Percentage increase	37.3%

     Increased orders caused the backlog of orders at March 31, 2006 to increase by approximately $10,019,000, or 37.3%, to approximately $36,883,000 from approximately $26,864,000 at December 31, 2005.
Gross Profit

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005
Gross profit	$6,852,000	6,932,000
Percentage decrease in gross profit	(1.2%)
Gross profit margin	27.3%	26.6%

     Gross profit decreased slightly in the first quarter of 2006 when compared to the same period in 2005 due to a decrease in net sales.
     Our gross profit margin increased in the first quarter of 2006 to approximately 27.3% compared to approximately 26.6% in the same quarter of 2005. Improved margins were due to price increases that we charged our customers, a better mix of products with higher profit margins and the benefits from our ongoing efforts to improve margins.
Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

Selling, general and administrative expenses	$5,595,000	5,680,000
Less: research and development	456,000	483,000

Total selling, general and administrative less research and development	$5,139,000	5,197,000

Percentage decrease	(1.1%)
Percentage of net sales	20.5%	20.0%

     Selling, general and administrative expenses in the first quarter of 2006 decreased by 1.1%, when compared to the same quarter in 2005. A weaker US dollar against other foreign currencies caused the average foreign exchange rate of US dollars to decrease during the first quarter of 2006 when compared to the first quarter of 2005. The lower foreign exchange rate used to translate these foreign currencies into US dollars caused a decrease of approximately $142,000 in selling, general and administrative expenses less research and development. Selling expenses in the European segment decreased by approximately $160,000 net of the decrease from foreign translation. We attended hydraulic fairs in Hanover, Germany (Hanover Fair) and Paris, France (Mecanelem Fair) in 2005 to promote our products. These fairs run every other year. The approximately $160,000 decrease in European segment selling expenses is the result of not having the fair expenses in 2006 and having less selling payroll costs in Spain and France for the first quarter of 2006 compared to the first quarter of 2005. $189,000 of increased legal and auditing fees resulting from the restatements of the 2004 Form 10-K and 2005 Form 10-Q's and general price increases in all segments partially offset the decreases in the European segment.
Interest Expense
     Interest expense increased by approximately $25,000 in the first quarter of 2006 compared to the same period in 2005. Higher interest rates and approximately $23,000 more amortization of financing costs associated with the February 2005 financing agreements caused the increase.
Non-operating Income
Non-operating income consists of the following:

	FOR THREE MONTHS ENDED
	March 31, 2006	March 31, 2005

Interest income	$11,328	13,127
Foreign exchange gain	54,083	38,912
Rent income	14,214	14,628

Other non operating income	$79,625	66,667

     The primary reason for the increase in other non-operating income in the first quarter of 2006 compared to the same quarter in 2005 was the increase in gains from foreign exchange transactions.
     Income tax effective rates were 23.5% and 18.2% in the first quarters of 2006 and 2005, respectively. For the first quarter of 2006 and 2005, income tax expense on earnings before income taxes and minority interest was approximately $165,000 and $129,000 respectively. The 2006 and 2005 rates resulted from earnings in the Domestic segment that were not benefited for tax purposes, coupled with earnings and related tax expense in the European and International segments that generated income.
     The primary reason for the change from an approximately $0.28 earnings per diluted share in the first quarter of 2005 to an approximately $0.25 net earnings per diluted share in the first quarter of 2006 was the decrease in net sales.
Cautionary factors
     Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following could impact the business and financial prospects of the Company: factors affecting the economy generally, including the financial and business conditions of the Company’s customers, the demand for customers’ products and services that utilize the Company’s products, and national and international events; factors affecting the Company’s financial performance or condition, including restrictions or conditions imposed by current or prospective lenders, tax legislation, and changes in accounting principles; factors affecting percentage of completion contracts, including the accuracy of estimates and assumptions regarding the timing and levels of costs to complete those contracts; factors affecting the Company’s international operations, including fluctuations in currencies, changes in laws and political or financial insecurity of foreign governments; factors affecting the Company’s ability to complete the move from its Leeds, England, facility; hire and retain competent employees, including unionization of non-union employees and strikes or work stoppages; any further decrease in stock price as a result of market conditions; changes in the law or standards applicable to the Company, including environmental laws and accounting pronouncements; availability of raw materials; unanticipated technological developments that result in competitive disadvantages and may impair existing assets; and factors set forth in the Company’s periodic reports filed with the SEC in accordance with the Securities Exchange Act. Shareholders, potential investors and other readers are urged to consider these factors and those set forth in the Company’s filings with the SEC carefully in evaluating the forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those amounts. A more complete description of our accounting policies is presented in note 1 to the Consolidated Financial Statements included in our 2005 Form 10-K.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In December, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Refer to the disclosures under “Share-Based Compensation” presented in Note 6 to the Consolidated Financial Statements for the expense that was included in the Consolidated Statements of Operations in the first quarter of 2006.

     In November, 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 were adopted on January 1, 2006, and did not have a material impact on results of operations and financial position of the Company.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, to replace APB Opinion No. 20 and FASB Statement No. 3. The statement changes the requirements for the accounting for and reporting of a change in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. Reporting of accounting changes was identified as an area in which financial reporting in the United States could be improved by eliminating differences between Opinion 20 and IAS 8, Accounting Policies, Changes in Accounting Estimates and Errors. The Company adopted this statement beginning January 1, 2006.
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
INTEREST RATE RISK
     The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $24,700,000 of floating rate debt outstanding at March 31, 2006. A 100 basis point movement in interest rates on floating rate debt outstanding at March 31, 2006 would result in a change in earnings or loss before income taxes of approximately $247,000 per year.
FOREIGN EXCHANGE RATE RISK
If foreign exchange rates would have been collectively 10% weaker against the US dollar at March 31, 2006, the net earnings would have decreased by approximately $149,000.
     The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At March 31, 2006, the Company had no forward exchange contracts outstanding.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and such officers have also concluded that the Company’s disclosure controls and procedures are also not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated or communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure.
CHANGE IN INTERNAL CONTROLS
     There have been some changes in internal controls during the quarter ended March 31, 2006. The Company will continue to make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
     The Company believes that these changes in internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
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
ITEM 1A. RISK FACTORS.
     A discussion of the significant risks associated with the Company’s business and operations is set forth under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the risks related to the Company from those disclosed in that Form 10-K.
ITEM 5. OTHER INFORMATION.
     On May 9, 2006, the Company’s shareholders approved The Oilgear Company 2006 Equity Incentive Plan (the “Plan”) at the Company’s annual meeting of shareholders. A description of the Plan is provided in the Proxy Statement for the annual meeting.
ITEM 6. EXHIBITS.
     See Exhibit Index following the last page of this Form 10-Q which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OILGEAR COMPANY Registrant

/s/ David A. Zuege

David A. Zuege President and CEO (Principal Executive Officer)

/s/ Thomas J. Price

Thomas J. Price VP-CFO and Secretary (Principal Financial and Chief Accounting Officer)

Date: May 15, 2006

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit	Exhibit Description

10.1	The Oilgear Company 2006 Equity Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002