Form 10-Q
period 2006-06-30
OILGEAR CO
filed 2006-08-14
CIK 74058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of June 30, 2006

Common Stock, $1.00 Par Value	2,039,034

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,832,305	4,369,904
Trade accounts receivable, less allowance for doubtful receivables of $374,000 and $352,000 in 2006 and 2005, respectively	17,556,293	18,848,654
Costs and estimated earnings in excess of billings on uncompleted contracts	4,439,588	1,975,685
Inventories	24,301,496	25,365,389
Prepaid expenses	1,045,138	821,663
Other current assets	946,761	987,450

Total current assets	54,121,581	52,368,745

Property, plant and equipment, at cost:
Land	1,493,608	1,425,744
Buildings	12,516,014	12,419,010
Machinery and equipment	49,277,579	51,271,323
Drawings, patterns and patents	6,539,248	6,415,444

	69,826,449	71,531,521
Less accumulated depreciation and amortization	53,461,588	55,650,258

Net property, plant and equipment	16,364,861	15,881,263
Other assets	2,735,240	2,892,797

	$73,221,682	71,142,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$9,311,577	15,349,189
Current installments of long term debt	1,266,618	1,263,112
Accounts payable	10,355,872	9,214,577
Billings in excess of costs and estimated earnings on uncompleted contracts	193,954	215,795
Customer deposits	1,658,779	1,867,640
Accrued compensation and employee benefits	3,693,427	4,564,977
Other accrued expenses and income taxes	4,749,815	3,171,385

Total current liabilities	31,230,042	35,646,675

Long term debt, less current installments	7,133,469	7,723,582
Unfunded employee retirement plan costs	12,397,839	12,164,509
Unfunded post retirement health care costs	6,552,000	6,600,000
Other noncurrent liabilities	842,856	849,994

Total liabilities	58,156,206	62,984,760

Minority interest in consolidated subsidiaries	1,121,801	1,090,848
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 2,039,034 and 2,012,255 shares at June 30, 2006 and December 31, 2005, respectively	2,039,034	2,012,255
Capital in excess of par value	9,807,211	9,516,435
Retained earnings	22,424,476	16,107,660

	34,270,721	27,636,350
Deduct:
Notes receivable from employees for purchase of Company common stock	(12,962)	(18,664)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(7,474)	(395,721)
Minimum pension liability adjustment	(20,306,610)	(20,154,767)

	(20,314,084)	(20,550,488)

Total shareholders’ equity	13,943,675	7,067,198

	$73,221,682	71,142,805

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Net sales	$28,337,628	25,496,691	53,410,763	51,523,109
Cost of sales	21,896,832	18,483,736	40,118,101	37,578,623

Gross profit	6,440,796	7,012,955	13,292,662	13,944,486
Selling, general and administrative expenses	5,771,425	5,529,529	11,366,388	11,209,732
Expenses related to the Leeds, UK move	979,306	—	979,306	—
Gain on sale of Leeds, UK facility	(7,216,259)	—	(7,216,259)	—

Operating income	6,906,324	1,483,426	8,163,225	2,734,754
Interest expense	630,683	602,866	1,265,880	1,212,880
Other non-operating income (loss) , net	(5,138)	65,559	74,488	132,226

Earnings before income taxes and minority interest	6,270,503	946,119	6,971,833	1,654,100
Income tax expense	454,046	213,746	618,772	342,715
Minority interest in net earnings	13,503	68,473	36,245	85,973

Net earnings	$5,802,954	663,900	6,316,816	1,225,412

Basic weighted average outstanding shares	2,016,169	1,991,946	2,014,223	1,987,290

Diluted weighted average outstanding shares	2,040,965	2,021,601	2,038,000	2,018,102

Basic earnings per share of common stock	$2.88	0.33	3.14	0.62

Diluted earnings per share of common stock	$2.84	0.33	3.10	0.61

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR SIX MONTHS ENDED
	JUNE 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$6,316,816	1,225,412
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	1,505,410	1,663,486
Gain from sale of assets	(7,216,259)	—
Amortization of deferred financing fees	275,940	286,122
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	323,257	7,836
Minority interest in consolidated subsidiaries	36,245	85,973
Changes in assets and liabilities:
Trade accounts receivable	1,859,487	(2,828,442)
Inventories	1,562,425	(864,953)
Billings, costs and estimated earnings on uncompleted contracts	(2,349,507)	846,935
Prepaid expenses	(190,983)	(140,078)
Accounts payable	926,824	(1,072,912)
Customer deposits	(263,644)	1,273,848
Accrued compensation	(1,036,209)	(805,931)
Accrued rent expense	160,835	—
Other accrued expense and income taxes	1,380,105	338,476
Other, net	(89,707)	(260,648)

Net cash provided (used) by operating activities	$3,201,033	(244,877)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,091,208)	(597,311)
Net proceeds from sale of assets	7,577,229	—

Net cash provided (used) by investing activities	$5,486,021	(597,311)

Cash flows from financing activities:
Net borrowings under line of credit agreements	(497,314)	1,446,691
Repayment of Barclays bank demand loan	(5,812,000)	—
Repayment of long term debt	(755,846)	(8,197,758)
Proceeds from issuance of long term debt	—	9,450,000
Payments of financing fees	—	(1,095,122)
Payments received on notes receivable from employees	—	8,766

Net cash provided (used) by financing activities	$(7,065,160)	1,612,577
Effect of exchange rate changes on cash and cash equivalents	(159,493)	(17,652)

Net increase in cash and cash equivalents	$1,462,401	752,737
Cash and cash equivalents:

At beginning of period	4,369,904	4,109,409

At end of period	$5,832,305	4,862,146

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,009,102	927,234

Income taxes	445,091	223,780

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Net earnings	$5,802,954	663,900	6,316,816	1,225,412
Other comprehensive income (loss):
Foreign currency translation adjustment	125,154	(493,744)	388,247	(1,179,084)
Minimum pension liability adjustment	(126,325)	174,361	(151,843)	223,548

Total comprehensive income	$5,801,783	344,517	6,553,220	269,876

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
Segment Information

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005
SALES TO UNAFFILIATED CUSTOMERS
Domestic	$15,991,967	14,647,199	29,882,437	28,547,976
European	8,545,427	7,060,489	16,298,732	15,754,813
International	3,800,234	3,789,003	7,229,594	7,220,320

	$28,337,628	25,496,691	53,410,763	51,523,109

INTERSEGMENT SALES
Domestic	$1,634,939	2,381,483	3,687,044	4,351,675
European	110,686	414,157	598,628	1,088,502
OPERATING INCOME
Domestic	$2,215,212	2,003,668	3,470,703	3,396,901
European (1)	5,010,974	(154,036)	5,319,939	77,962
International	338,482	324,657	625,989	567,481
Corporate expenses, including R&D	(658,344)	(690,863)	(1,253,406)	(1,307,590)

Total (1)	$6,906,324	1,483,426	8,163,225	2,734,754

(1)	The European segment operating income reflects the gain on the sale of the Leeds UK facility of approximately $7,216,000, costs related to moving and disruption caused by the move of the Leeds, UK facility to a new location of approximately $980,000 and an obsolete inventory charge of approximately $814,000 related to discontinuing the manufacturing of certain product lines that have been replaced by newer more efficient products. Excluding these items, the operating loss for the European segment for the three months and six months ended June 30, 2006 would have been approximately $411,000 and $102,000, respectively, and the consolidated operating income for the three months and six months ended June 30, 2006 would have been approximately $1,484,000 and $2,741,000, respectively. Operating income was also lowered by the lost production caused by the Leeds, UK move and rent expense for the newly leased Leeds, UK facility which included a rent holiday until October 1, 2006 but the Company accrued rent expense through June 30, 2006 for approximately $161,000.
Identifiable assets at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005

IDENTIFIABLE ASSETS
Domestic	$33,960,000	32,225,000
European	29,869,000	28,662,000
International	7,853,000	8,669,000
Corporate	1,540,000	1,587,000

Total	$73,222,000	71,143,000

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
     The Loan Agreement provides the Company with a $12,000,000 revolving loan facility (subject to advance rates based on eligible accounts receivable and inventory, as well as reserves that may be established at LaSalle’s discretion), of which up to $10,000,000 may be used for the issuance of letters of credit. The Loan Agreement also provides term loans to the Company in the amounts of $2,050,000 (“Term Loan A”) and $4,700,000 (“Term Loan B”), respectively, as well as an $840,000 term loan to Oilgear Germany (“Term Loan C”) and a $1,860,000 term loan to Oilgear Spain (“Term Loan D”).
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
     Both the Loan Agreement and the EXIM Loan Agreement are secured by a blanket lien against all of the Company’s assets (including intellectual property); a pledge by the Company of its shares or equity interests in its US, Spanish, German, French and Italian subsidiaries; guaranties from each of the foregoing subsidiaries (subject to dollar limitations for each of the non-US subsidiaries); and a real estate mortgage on the Company’s Wisconsin, Nebraska and Texas real property, as well as the real estate owned by its Spanish,German, French and Italian subsidiaries.

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
     The Loan Agreement and the EXIM Loan Agreement were amended in April 2006 to waive certain events of default and to reduce the German subsidiary cross collateralization cap on term loans C and D to zero.
     Also on February 7, 2005, the Company’s subsidiary in the United Kingdom, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000 (approximately $4,541,000). These loans are apportioned among: (i) a Pounds Sterling 2,000,000 (approximately $3,633,000) invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 (approximately $454,000) equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 (approximately $454,000) stock loan pursuant to a Stock Loan Agreement. The Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years.
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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 (approximately $5,812,000) or 78% of the appraised value of certain land and buildings. The Company closed the sale of the Leeds facility on June 7, 2006 and received proceeds net of selling fees of Pounds Sterling 4,050,000 (approximately $7,577,000). $5,812,000 of the proceeds was used to pay off the Barclays Bank loan. The Company entered into a fifteen year lease agreement on January 26, 2006 with basic rent due quarterly of pounds sterling 225,000 (approximately $409,000) per year. Oilgear UK’s move to its new location in Leeds, England was completed in June 2006 and the first rent payment for the newly leased Leeds, UK facility which included a rent holiday is not due until October 1, 2006. The rent holiday is being amortized over the term of the lease.
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

4. INVENTORIES
Inventories at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Raw materials	$2,634,209	3,093,963
Work in process	18,594,614	19,497,769
Finished goods	4,026,673	3,679,657

	$25,255,496	26,271,389

LIFO reserve	(954,000)	(906,000)

Total	$24,301,496	25,365,389

     Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $15,778,000 and $15,665,000 at June 30, 2006 and December 31, 2005, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
     As part of the Leeds, UK facility move to a new location, the Company is making strategic changes to increase profitability. New production machines have been purchased that will increase quality as well as reduce manufacturing costs. Management made a strategic decision to discontinue certain product lines at the Leeds, UK facility that can be replaced by more efficient product lines the Company manufactures at other facilities. As a result of this strategic decision, the obsolescence reserve has been increased by $814,000 with a corresponding charge to cost of sales in the second quarter of 2006.
5. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005
Net income for basic and diluted earnings	$5,802,954	663,900	6,316,816	1,225,412
Weighted average common shares outstanding	2,016,169	1,991,946	2,014,223	1,987,290
Dilutive stock options	24,796	29,655	23,777	30,902

Dilutive average common shares outstanding	2,040,965	2,021,601	2,038,000	2,018,102
Basic income per common share	$2.88	0.33	3.14	0.62
Diluted income per common share	$2.84	0.33	3.10	0.61

Options to purchase 63,749 shares of common stock with a weighted average exercise price of $8.32 per share were outstanding at June 30, 2006. Options to purchase 54,983 shares of common stock with a weighted average exercise price of $4.07 per share were outstanding at June 30, 2005.
Options to purchase 1,095 shares of common stock were not included in the computations of diluted earnings per share for the three month and six month periods ended June 30, 2005, because the options’ exercise prices were greater than the average market price of common stock during the periods then ended.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
		Under		Under
	As Reported	APB No. 25	As Reported	APB No. 25
Earnings before income taxes and minority interest	$6,270,503	$6,309,493	$6,971,833	$7,049,388
Net earnings	5,802,954	5,841,943	6,316,816	6,394,371
Cash flows provided (used) by operating activities	2,210,309	2,210,309	3,201,033	3,201,033
Cash flows provided (used) by financing activities	(7,276,216)	(7,276,216)	(7,065,160)	(7,065,160)
Basic earnings per share	$2.88	$2.90	$3.14	$3.17
Diluted earnings per share	$2.84	$2.86	$3.10	$3.14
     Results for 2005 have not been restated to reflect the adoption of SFAS No. 123R. As previously reported in the Form 10-Q/A for the second quarter of 2005, a pro forma calculation was made to disclose compensation expense and the impact on net earnings if the Company had been applying SFAS No. 123 in connection with the issuance of employee stock options. The pro forma results are indicated below.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings as reported	$663,900	$1,225,412
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917	7,834
Deduct: Pro forma compensation expense related to stock options, net of related tax effects	(10,552)	(21,105)

Pro forma net earnings	$657,265	$1,212,141

Basic earnings per common share:
As reported	$0.33	$0.62
Pro forma	0.33	0 .61
Diluted earnings per common share:
As reported	$0.33	$0.61
Pro forma	0.33	0.60
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

Stock Options
     Stock options are granted to senior executives and other key employees as determined by the Compensation Committee of the Board of Directors (the Committee). The exercise price of the options is determined by the Committee, but must be greater than or equal to the fair market value of the Company’s common stock when the option is granted. All stock options have five-year terms and vest incrementally, becoming fully exercisable after three years from the date of grant. The Committee establishes the period or periods of time within which the option may be exercised within the parameters of the Option Plan document. Upon the exercise of the stock options the Company will issue shares from treasury, if available, and if not available, then will issue new shares. Currently, all existing options vest 50% after one year from grant date, another 25% after two years from grant date, and the final 25% after three years from grant date. Accordingly, compensation expense is recognized 50% in the first year, 25% in the second year, and 25% in the third year. Stock option activity for the six months ended June 30, 2006 was as follows:

	Number of	Weighted Average	Weighted Average Remaining
	Options	Exercise Price	Contractual Lives (In Years)
Options outstanding at December 31, 2005	70,227	$7.91
Granted	—	—
Exercised	6,124	3.57
Expired	354	9.75

Options outstanding at June 30, 2006	63,749	$8.32	3.1

Options exercisable at June 30, 2006	5,749	$3.31	2.2
     There were 58,000 unvested stock options with a weighed-average grant-date fair value of $5.25 at both June 30, 2006, and December 31, 2005. As of June 30, 2006, there was $212,711 of total unrecognized compensation expense related to unvested stock options.
7. EMPLOYEE BENEFIT PLANS
(A) PENSION PLANS
     The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The union member plan was merged into the salaried and management plan on January 1, 2005. The Company’s policy is to fund pension costs to conform to the requirements of the Employee Retirement Income Security Act of 1974. The minimum required total contributions to be made in 2006 for the defined benefit retirement plan in the United States is approximately $2,121,000 of which approximately $680,000 was paid in the first six months of 2006. Net pension expense under these plans for the three and six months ended June 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Service cost	$—	—	—	—
Interest cost on projected benefit obligation	450,000	460,000	900,000	920,000
Return on plan assets	(503,000)	(461,000)	(1,006,000)	(922,000)
Net amortization and deferral of net transition liability	316,000	321,000	632,000	642,000

Net pension expense	$263,000	320,000	526,000	640,000

     The Company has a pension plan (“UK Plan”) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002 but continues to accrue service costs due to statutory requirements. The minimum required contributions for 2006 are approximately $375,000, of which approximately $188,000 was paid in the first six months of 2006.
     Net pension expense under this plan for the three and six months ended June 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Service cost	$12,000	10,000	24,000	20,000
Interest cost on projected benefit obligation	253,000	244,000	506,000	488,000
Return on plan assets	(238,000)	(215,000)	(476,000)	(430,000)
Net amortization and deferral of net transition liability	66,000	75,000	132,000	150,000

Net pension expense	$93,000	114,000	186,000	228,000

(B) EMPLOYEE SAVINGS PLANS
     In June 2006 the Company contributed 22,263 shares of the Company’s common stock to the Savings Plan to fund its 2005 profit sharing contributions.
(C) POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
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
     The post-retirement health care and life insurance benefits are funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three and six months ended June 30 includes the following components:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Service cost	$14,000	7,000	28,000	14,000
Interest cost	68,000	81,000	136,000	162,000
Net amortization and deferral	(50,000)	(54,000)	(100,000)	(108,000)

Net periodic post retirement benefit cost	$32,000	34,000	64,000	68,000

8. INCOME TAXES
     The Company’s effective tax rate is significantly below the U.S. statutory rate of 35% in 2006, primarily as a result of the tax impact of the sale of the Leeds, UK facility. The difference in the book and tax basis of the property had not been recognized previously as it was not more likely than not that it would be realized and had been offset with a valuation reserve. In 2006, the Company is recognizing the benefit of the book versus tax basis difference on the Leeds facility through the reversal of the valuation reserve and is also recognizing the tax benefit of reductions in its valuation reserves in the Domestic segment for net operating loss carryforwards that had not previously been benefited. The reversal of these valuations reserves reduces the effective tax rate of the Company to approximately 7.2% and 8.9% for the three and six months periods ended June 30, 2006, respectively.
     The Company’s effective tax rate for the three and six month periods ended June 30, 2005 was 22.6% and 20.7%, respectively, which is below the U.S. statutory rate of 35%. This was due to the fact that the Company recorded tax expense on income in its International and European segments, however, was not able to record the tax benefit on its significant losses in the Domestic segment as it was not more likely than not the benefits would be realized.
     In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) that is effective for fiscal years commencing after December 15, 2006. The objective of FIN 48 was to increase the comparability in financial reporting of income tax uncertainties by requiring all companies to make explicit disclosures about uncertainties in the income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 will require companies to identify tax positions where there is a more-likely-than-not recognition threshold that the tax position taken in their tax returns would be sustained as filed. For these tax positions, the company should recognize the largest amount of the tax benefit that is great than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company is currently evaluating the impact of FIN 48 to determine the impact on its deferred and current tax liability.

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
     The Loan Agreement and the EXIM Loan Agreement was amended in April 2006 to waive certain events of default and to reduce the German subsidiary cross collateralization cap on term loans C and D to zero.

     Also on February 7, 2005, the Company’s subsidiary in the United Kingdom, Oilgear Towler Limited (“Oilgear UK”), entered into a series of financing arrangements with Venture Finance PLC (“Venture Finance”). The Venture Finance facilities provide for aggregate loans to Oilgear UK of Pounds Sterling 2,500,000 (approximately $4,541,000). These loans are apportioned among: (i) a Pounds Sterling 2,000,000 (approximately $3,633,000) invoice discounting facility pursuant to an Agreement for the Purchase of Debts, (ii) a Pounds Sterling 250,000 (approximately $454,000) equipment loan pursuant to a Plant & Machinery Loan Agreement and (iii) a Pounds Sterling 250,000 (approximately $454,000) stock loan pursuant to a Stock Loan Agreement. The Venture facilities are each dated as of January 28, 2005 and have a stated maturity of three years.
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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 (approximately $5,812,000) or 78% of the appraised value of certain land and buildings. The Company closed the sale of the Leeds facility on June 7, 2006 and received proceeds net of selling fees of Pounds Sterling 4,050,000 (approximately $7,577,000). $5,812,000 of the proceeds was used to pay off the Barclays Bank loan. The Company entered into a fifteen year lease agreement on January 26, 2006 with basic rent due quarterly of pounds sterling 225,000 (approximately $409,000) per year. Oilgear UK’s move to its new location in Leeds, England was completed in June 2006 and the first rent payment for the newly leased Leeds, UK facility which included a rent holiday is not due until October 1, 2006 but the Company accrued rent expense through June 30, 2006 for approximately $161,000.
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

     For the six months ended June 30, 2006, approximately $3,201,000 of cash was provided by operations compared to approximately $245,000 of cash used by operations during the same period in 2005. The proceeds from the sale of the Leeds, UK facility provided $7,577,000 of cash during the first six months of 2006. These proceeds were used to pay off the $5,812,000 Barclays bank demand note, approximately $980,000 for moving and move disruption costs and approximately $790,000 for two new Mazak machining centers. Contracts that recognize revenue by the percentage-of-completion accounting method used approximately $2,350,000 of cash during the first six months of 2006 compared to providing $847,000 during the same period of 2005. The largest of these contracts is supplying a hydraulic and electronic system for a forging machine in France that was completely shipped in 2005 and that will be commissioned in 2006. The balance due on this contract, approximately $2,100,000, is expected to be received in 2006. The Company expects to receive payments for most of the remaining contracts which utilize percentage-of-completion accounting, approximately $12,548,000, in 2006. The increase in orders and especially the increase in demand for our meter products was the primary reason for the increase in inventory by approximately $865,000 for the six months ended June 30, 2005. During the first six months of 2006, inventory decreased by approximately $1,562,000, of which, $1,305,000 of the decrease came from the operations in Leeds, UK. $814,000 of the decrease in Leeds is related to a provision to increase the reserve for obsolete inventory, which is explained later in management’s discussion of gross margin. Inventory turns were 3.07 for the six months ended June 30, 2006, compared to 3.02 for the six months ended June 30, 2005. Deposits from contacts that require customers to deposit cash before shipment used approximately $264,000 of cash during the first six months of 2006 compared to providing approximately $1,274,000 of cash for the first six months of 2005. A 34% increase in the backlog of orders from December 31, 2005 resulted in an increase in purchased goods and services to support the increase in production which resulted in a $927,000 increase in accounts payable at June 30, 2006. Due to the February 2005 credit facility the Company was able to make significant payments to vendors and catch up with the required pension contributions which caused accounts payable and accrued compensation and pension expense to use cash of approximately $1,073,000 and approximately $806,000, respectively, in the first six months of 2005. The decrease in accrued compensation and pension expense in the amount of $1,036,000 in the first six months of 2006 reflects the payments of accrued incentive compensation ($917,000) and profit sharing ($240,000) in the second quarter of 2006. Fees paid that relate to the new financing agreement are being amortized over the thirty-six month term of the bank agreement which were approximately $276,000 and $286,000 for the six month periods ending June 30, 2006 and 2005, respectively. Other accrued expenses and income taxes provided approximately $1,380,000 and approximately $338,000 of cash in the first six months of 2006 and 2005, respectively. The primary transactions causing the increase in other accrued expenses and income taxes as of June 30, 2006 were accruals for costs and expenses resulting from the Leed, UK move, (approximately $1,024,000) and taxes on the gain from the sale of the Leeds, UK facility (approximately $340,000). Other-net is made up of changes in various deposits, deferred fees, and non trade receivables. The change in these items used approximately $90,000 and approximately $261,000 in the first six months of 2006 and 2005, respectively.
     Property, plant and equipment additions consisting primarily of purchases of machinery and equipment for the new leased facility in the UK were approximately $2,091,000 in the first six months of 2006 compared to approximately $597,000 in the first six months of 2005. Property, plant and equipment additions are expected to total less than $2,700,000 for 2006.
     The February 2005 bank agreement allowed the Company to finance the increase in orders, and therefore, borrowings exceeded repayments by approximately $1,613,000 at June 30, 2005. During the six months ended June 30, 2006, $7,065,160 of bank borrowings were paid down (mainly the Barclays loan of $5,812,000).
WORKING CAPITAL

	June 30, 2006	December 31, 2005

Current assets	$54,122,000	52,369,000
Current liabilities	31,230,000	35,647,000
Working capital	22,892,000	16,722,000
Current ratio	1.73	1.47

     Working capital increased by approximately $6,170,000 at June 30, 2006 compared to December 31, 2005. The $7,577,000 net proceeds from the sale of the Leeds, UK facility was the primary reason working capital increased. These proceeds were used to pay down short term borrowings by $5,812,000. An increase in engineered construction orders using percentages-of-completion accounting caused costs and estimated earnings in excess of billings on uncompleted contracts to increase by approximately $2,464,000.
CAPITALIZATION

	June 30, 2006	December 31, 2005

Interest bearing debt	$17,712,000	24,336,000
Shareholders’ equity	13,944,000	7,067,000
Debt and equity	31,656,000	31,403,000
Ratio	56.0%	77.5%

     The capitalization of the Company increased during the first six months of 2006, primarily as a result of the $7,577,000 proceeds from the sale of the Leeds, UK facility which we used to pay off the $5,812,000 Barclays bank demand and pay the costs to move the Leeds, UK facility to its new location.
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
RESULTS OF OPERATIONS
Shipments and Orders

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	JUNE 30, 2006	JUNE 30, 2005
Net orders	$27,549,000	$26,746,000	62,641,000	56,516,000
Percentage increase	3.0%		10.8%
Net sales	28,338,000	25,497,000	53,411,000	51,523,000
Percentage increase	11.1%		3.7%
     Net orders increased by approximately $803,000, or 3.0%, in the second quarter of 2006 and increased by approximately $6,125,000 or 10.8% in the first six months of 2006 when compared to the same periods in 2005. The change in orders in the second quarter of 2006 when compared to the same quarter of 2005 was an increase in the Domestic and European segments by 8.0% and 28.9%, respectively, and a decrease in the International segment by 33.3%. The change in the quarter comparison is more volatile because of the effect large contracts have on the smaller quarterly numbers, especially in the smaller segments. Orders have increased for the first six months of 2006 compared to the same period of 2005 in the Domestic and European segments by 11.7% and 19.9%, respectively, and decreased in the International segment by 8.2%. Components, aftermarket and construction contracts for engineered systems all contributed to the increase in the Domestic segment orders increase whereas the European increase was from construction contracts to build engineered systems for the forging and extrusion industry as well as the United Kingdom government.
     Net sales increased in the second quarter of 2006 by approximately $2,841,000, or 11.1% and increased by approximately $1,888,000, or 3.7%, in the first six months of 2006 when compared to the same periods in 2005. The change in net sales in the second quarter of 2006 when compared to the same quarter of 2005 was the result of an increase in the Domestic, European and International segments by 9.2%, 21.0% and 0.3%, respectively. Net sales have increased for the first six months of 2006 compared to the same period of 2005 in the Domestic, European and International segments by 4.7%, 3.5% and 0.1%, respectively. When consolidated net sales, European segment net sales and International net sales for the first six months of 2006 are compared to the same period in 2005, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on Consolidated net sales, European segment net sales and International segment net sales for the first six months of 2006 was to decrease net sales by 1.4%, decrease net sales by 4.5% and increase net sales by 0.7%, respectively. Components, after market and construction contracts for engineered systems all contributed to the increase in the Domestic segment net sales whereas the European increase was from construction contracts to build engineered systems for the forging and extrusion industry.
Backlog

	June 30, 2006	December 31, 2005

Backlog	$36,095,000	26,864,000
Percentage increase		34.4%

     Increased orders caused the backlog of orders at June 30, 2006 to increase by approximately $9,231,000, or 34.4%, to approximately $36,095,000 from approximately $26,864,000 at December 31, 2005.
Gross Profit

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005
Gross profit	$6,441,000	7,013,000	13,293,000	13,944,000
Percentage increase (decrease) in gross profit	(8.2%)	26.8%	(4.7%)	30.1%
Gross profit margin	22.7%	27.5%	24.9%	27.1%

     As part of the Leeds, UK facility move to a new location, the Company is making strategic changes to increase profitability. New production machines have been purchased that will increase quality as well as reduce manufacturing costs. Management made a strategic decision to discontinue certain product lines at the Leeds, UK facility that can be replaced by more efficient product lines the Company manufactures at its other facilities. As a result of this strategic decision the obsolescence reserve has been increased by $814,000 with a corresponding charge to cost of sales in the second quarter of 2006. Gross profit decreased by $572,000 and $651,000 for the three month and six month periods, respectively and gross profit margin decreased from 27.5% in the second quarter of 2005 to 22.7% in the second quarter of 2006 and decreased from 27.1% in the first six months of 2005 to 24.9% in the first six months of 2006. Excluding the $814,000 obsolescence charge, the gross profit would have increased by $214,000 and $163,000 for the three month and six month periods, respectively and gross profit margin would have decreased from 27.5% in the second quarter of 2005 to 25.6% in the second quarter of 2006 and decreased from 27.1% in the first six months of 2005 to 26.4% in the first six months of 2006. The decrease in gross margin was also affected by the Leeds, UK facility move which negatively affected the level of production activity in the second quarter of 2006 at the Leeds, UK factory.
Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005
Selling, general and administrative expenses	$5,771,000	5,530,000	11,366,000	11,210,000
Less: research and development	472,000	464,000	928,000	947,000

Total selling, general and administrative less research and development	$5,299,000	5,066,000	10,438,000	10,263,000

Percentage increase	4.6%		1.7%
Percentage of net sales	18.7%	19.9%	19.5%	19.9%

     Selling, general and administrative expenses in the second quarter and first six months of 2006 increased by 4.6% and 1.7%, respectively, when compared to the same periods in 2005. The foreign exchange rate used to translate these foreign currencies into US dollars caused an increase of approximately $1,000 for the three months ended June 30, 2006 and a decrease of $146,000 in the first six months of 2006 in selling, general and administrative expenses less research and development. Rent expense of $161,000 for the new Leeds, UK facility is the primary reason for the increase in selling, general and administrative expenses in the second quarter of 2006. The increase in year to date selling, general and administrative expenses is due to the $161,000 of rent on the new Leeds facility, and $247,000 of increased legal and audit fees resulting from the restatements of the 2004 Form 10-K and 2005 Form 10-Q’s offset by the currency impact noted above. Minor changes to all other selling, general and administrative items make up the difference in the total change.
Gain on sale of Leeds, UK facility and Related Expenses
In the second quarter of 2006 the Company completed the sale of its Leeds, UK facility for net proceeds of approximately $7,577,000 which results in a pre-tax gain of approximately $7,216,000. In connection with the sale we incurred various move related costs totaling approximately $979,000.
Interest Expense
     Interest expense increased by approximately $28,000 in the second quarter and $53,000 in the first six months of 2006 compared to the same periods in 2005. Higher interest rates caused the increase.

Non-operating Income (loss)
Non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005
Interest income	$11,228	12,973	22,556	26,100
Exchange gain (loss)	(30,580)	38,372	23,504	77,284
Rent income	14,214	14,214	28,428	28,842

Other non operating income(loss)	$(5,138)	65,559	74,488	132,226

     The primary reason for the change in other non-operating income (loss) in the second quarter and the first six months of 2006 compared to the same periods in 2005 was the gain (loss) from foreign exchange transactions in the second quarter of 2006.
     Income tax effective rates were 7.2% and 22.6% for the three months ended June 30, 2006 and 2005, respectively, 8.8% and 20.7% for the first six months of 2006 and 2005. Income tax expense on earnings before income taxes and minority interest was approximately $454,000 and $214,000, respectively, for the three months ended June 30, 2006 and 2005, respectively, and $619,000 and $343,000 for the six months ended June 30, 2006 and 2005, respectively.
     The Company’s effective tax rate is significantly below the U.S. statutory rate of 35% in 2006, primarily as a result of the tax impact of the sale of the Leeds, UK facility. The difference in the book and tax basis of the property had not been recognized previously as it was not more likely than not that it would be realized and had been offset with a valuation reserve. In 2006, the Company is recognizing the benefit of the book versus tax basis difference on the Leeds facility through the reversal of the valuation reserve and is also recognizing the tax benefit of reductions in its valuation reserves in the Domestic segment for net operating loss carryforwards that had not previously been benefited. The reversal of these valuations reserves reduces the effective tax rate of the Company to approximately 7.2% and 8.9% for the three and six months periods ended June 30, 2006, respectively.
     The Company’s effective tax rate for the three and six month periods ended June 30, 2005 was 22.6% and 20.7%, respectively, which is below the U.S. statutory rate of 35%. This was due to the fact that the Company recorded tax expense on income in its International and European segments, however, was not able to record the tax benefit on its significant losses in the Domestic segment as it was not more likely than not the benefits would be realized.
     The primary reason for the change from $0.33 earnings per diluted share for the second quarter of 2005 and approximately $0.61 earnings per diluted share in the first six months of 2005 to $2.84 and $3.10 earnings per diluted share in the respective periods of 2006 was the gain from the sale of the Leeds, UK facility.
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

NEW ACCOUNTING PRONOUNCEMENTS
     In July, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) that is effective for fiscal years commencing after December 15, 2006. The objective of FIN 48 was to increase the comparability in financial reporting of income tax uncertainties by requiring all companies to make explicit disclosures about uncertainties in the income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 will require companies to identify tax positions where there is a more-likely-than-not recognition threshold that the tax position taken in their tax returns would be sustained as filed. For these tax positions, the company should recognize the largest amount of the tax benefit that is great than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company is currently evaluating the impact of FIN 48 to determine the impact on its deferred and current tax liability.
     In December, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R amends SFAS 123 and supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Refer to the disclosures under “Share-Based Compensation” presented in Note 6 to the Consolidated Financial Statements for the expense that was included in the Consolidated Statements of Operations in the first three and six months of 2006.
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
INTEREST RATE RISK
     The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $17,700,000 of floating rate debt outstanding at June 30, 2006. A 100 basis point movement in interest rates on floating rate debt outstanding at June 30, 2006 would result in a change in earnings or loss before income taxes of approximately $177,000 per year.
FOREIGN EXCHANGE RATE RISK
If foreign exchange rates would have been collectively 10% weaker against the US dollar at June 30, 2006, the net earnings would have decreased by approximately $151,000.
     The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At June 30, 2006, the Company had no forward exchange contracts outstanding.

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
CHANGE IN INTERNAL CONTROLS
     There have been some changes in internal controls during the six months ended June 30, 2006. The Company will continue to make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication.
     The Company believes that these changes in internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART — II OTHER INFORMATION
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On May 9, 2006, the 2006 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:
     Proposal 1: Election of Directors.
     Management’s nominees named below were elected as directors of the class whose term expires in 2009 by the indicated votes cast for and withheld with respect to each nominee. Of the 2,012,255 shares of Common Stock which were entitled to vote at the meeting, 1,878,766 shares were represented in person or by proxy and not less than 1,878,766 shares (93.4% of the shares represented) were voted for the election of all of management’s nominees. There were no abstentions or broker non-votes with respect to the election of directors.

Name of Nominee	For	Withheld
Hubert Bursch	1,864,642	14,124
Roger H. Schroeder	1,869,442	9,324
David A. Zuege	1,868,017	30,302
     The terms of office as directors of Robert D. Drake, Michael H. Joyce, Thomas L. Misiak, Dale C. Boyke, Michael C. Sipek and Frank L. Schmit continued after the meeting. Further information concerning these matters is contained in the Company’s Proxy Statement dated April 19, 2006 with respect to the Company’s 2006 Annual Meeting of Shareholders.
     Proposal 2: A proposal to adopt The Oilgear Company 2006 Equity Incentive Plan was also adopted at the 2006 Annual Meeting, with 1,166,359 votes cast for, 46,737 votes cast against, 4,515 abstained and 661,155 broker non-votes.
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
President and CEO (Principal Executive Officer)

/s/ Thomas J. Price
Thomas J. Price
VP-CFO and Secretary (Principal Financial and Chief Accounting Officer)

Date: August 14, 2006

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit	Exhibit Description
10.1	The Oilgear Company 2006 Equity Incentive Plan (1)

10.2	Agreement for Lease relating to 37 Burley Road, Leeds, England between Zurich Assurance Ltd. And Oilgear Towler Limited. (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, filed with the Commission of April 19, 2006.

(2)	Incorporated by reference from the Company’s form 8-K filed with the Commission on August 4, 2006.