Form 10-Q
period 2006-09-30
OILGEAR CO
filed 2006-11-14
CIK 74058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding as of September 30, 2006

Common Stock, $1.00 Par Value	2,039,034

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,417,348	4,369,904
Trade accounts receivable, less allowance for doubtful receivables of $327,000 and $352,000 in 2006 and 2005, respectively	19,478,241	18,848,654
Costs and estimated earnings in excess of billings on uncompleted contracts	4,697,020	1,975,685
Inventories	26,124,470	25,365,389
Prepaid expenses	940,104	821,663
Other current assets	1,081,267	987,450

Total current assets	57,738,450	52,368,745
Property, plant and equipment, at cost:
Land	1,507,611	1,425,744
Buildings	12,561,466	12,419,010
Machinery and equipment	49,645,240	51,271,323
Drawings, patterns and patents	6,604,629	6,415,444

	70,318,946	71,531,521
Less accumulated depreciation and amortization	54,275,814	55,650,258

Net property, plant and equipment	16,043,132	15,881,263
Other assets	2,367,913	2,892,797

	$76,149,495	71,142,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term borrowings	$10,321,982	15,349,189
Current installments of long term debt	1,452,471	1,263,112
Accounts payable	11,456,898	9,214,577
Billings in excess of costs and estimated earnings on uncompleted contracts	492,052	215,795
Customer deposits	1,781,226	1,867,640
Accrued compensation and employee benefits	3,267,088	4,564,977
Other accrued expenses and income taxes	3,966,243	3,171,385

Total current liabilities	32,737,960	35,646,675

Long term debt, less current installments	7,192,854	7,723,582
Unfunded employee retirement plan costs	12,514,323	12,164,509
Unfunded post retirement health care costs	6,528,000	6,600,000
Other noncurrent liabilities	816,448	849,994

Total liabilities	59,789,585	62,984,760

Minority interest in consolidated subsidiaries	1,172,096	1,090,848
Shareholders’ equity:
Common stock, par value $1 per share, authorized 4,000,000 shares; issued 2,039,034 and 2,012,255 shares at September 30, 2006 and December 31, 2005, respectively	2,039,034	2,012,255
Capital in excess of par value	9,846,185	9,516,435
Retained earnings	23,283,654	16,107,660

	35,168,873	27,636,350

Deduct:
Notes receivable from employees for purchase of Company common stock	(10,110)	(18,664)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	424,896	(395,721)
Minimum pension liability adjustment	(20,395,845)	(20,154,767)

	(19,970,949)	(20,550,488)

Total shareholders’ equity	15,187,814	7,067,198

	$76,149,495	71,142,805

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Net sales	$28,438,336	25,515,637	81,849,099	77,038,746
Cost of sales	20,513,520	18,467,917	60,631,622	56,046,540

Gross profit	7,924,816	7,047,720	21,217,477	20,992,206
Selling, general and administrative expenses	6,176,310	5,671,175	17,542,699	16,880,911
Expenses related to the Leeds, UK move	—	—	979,306	—
Gain on sale of Leeds, UK facility	—	—	(7,216,259)	—

Operating income	1,748,507	1,376,545	9,911,731	4,111,295
Interest expense	579,993	646,333	1,845,873	1,859,213
Other non-operating income (loss) , net	44,889	(51,093)	119,377	81,133

Earnings before income taxes and minority interest	1,213,402	679,119	8,185,235	2,333,215
Income tax expense	257,981	169,837	876,753	512,552
Minority interest in net earnings	96,242	39,225	132,488	125,199

Net earnings	$859,179	470,057	7,175,994	1,695,464

Basic weighted average outstanding shares	2,039,034	2,001,081	2,022,584	1,993,583

Diluted weighted average outstanding shares	2,061,983	2,038,435	2,044,304	2,028,127

Basic earnings per share of common stock	$0.42	0.23	3.55	0.85

Diluted earnings per share of common stock	$0.42	0.23	3.51	0.84

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$7,175,994	1,695,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,183,154	2,373,078
Gain from sale of assets	(7,216,259)	—
Amortization of deferred financing fees	413,910	456,000
Common and treasury stock issued in connection with compensation element of sales to employees and employee savings plan	365,082	51,753
Minority interest in consolidated subsidiaries	132,487	125,199
Changes in assets and liabilities:
Trade accounts receivable	158,414	(1,816,103)
Inventories	2,617	(1,134,088)
Billings, costs and estimated earnings on uncompleted contracts	(2,264,643)	1,209,293
Prepaid expenses	(71,169)	50,006
Accounts payable	1,922,468	(1,520,097)
Customer deposits	(169,235)	579,663
Accrued compensation	(1,519,689)	(1,693,239)
Accrued rent expense	170,298	—
Other accrued expense and income taxes	552,094	726,889
Other, net	(42,838)	(273,752)

Net cash provided by operating activities	$1,792,685	830,066

Cash flows from investing activities:
Additions to property, plant and equipment	(2,350,040)	(773,331)
Net proceeds from sale of assets	7,577,229	—

Net cash provided (used) by investing activities	$5,227,189	(773,331)

Cash flows from financing activities:
Net borrowings under line of credit agreements	363,993	972,620
Repayment of Barclays bank demand loan	(5,812,000)	—
Repayment of long term debt	(920,318)	(8,520,210)
Proceeds from issuance of long term debt	534,148	9,450,000
Payments of financing fees	—	(1,113,170)
Payments received on notes receivable from employees	—	11,768

Net cash provided (used) by financing activities	$(5,834,177)	801,008
Effect of exchange rate changes on cash and cash equivalents	(138,253)	(323,341)

Net increase in cash and cash equivalents	$1,047,444	534,402
Cash and cash equivalents:

At beginning of period	4,369,904	4,109,409

At end of period	$5,417,348	4,643,811

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,456,868	1,378,508

Income taxes	573,404	292,001

See accompanying notes to consolidated financial statements.

THE OILGEAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Net earnings	$859,179	470,057	7,175,994	1,695,464
Other comprehensive income (loss):
Foreign currency translation adjustment	432,370	(459,493)	820,617	(1,638,577)
Minimum pension liability adjustment	(89,235)	49,186	(241,078)	272,734

Total comprehensive income	$1,202,314	59,750	7,755,533	329,621

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
2. BUSINESS DESCRIPTION AND OPERATIONS
     On August 28, 2006, the Company and Lincoln Acquisition Corp. (“Lincoln”), which is majority-owned by Mason Wells Buyout Fund II, L.P. (“ Mason Wells Fund”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Lincoln with and into the Company. Completion of the Merger is subject to a number of customary conditions, including but not limited to approval by the Company’s shareholders. See Note 9 for additional information in the Merger Agreement and the potential impact on the Company.
     The Company manages its operations in three reportable segments based upon geographic area. Domestic includes the United States and Canada, European includes Europe and International includes Asia, Latin America, Australia and Africa.
     The individual subsidiaries of the Company operate predominantly in the fluid power industry. The Company provides advanced technology in the design and production of unique fluid power components. Products include piston pumps, motors, valves, controls, manifolds, electrohydraulic components, cylinders, reservoirs, skids and meters. Industries that use these products are primary metals, machine tool, automobile, aerospace, petroleum, construction equipment, chemical, plastic, glass, lumber, rubber and food. The products are sold as individual components or integrated into high performance applications. Standard components, such as our hydraulic pumps, are sold direct to users through our distribution network. These items can be inventoried as finished goods, have short delivery times and do not have progress billings. We recognize revenue on these products as they are shipped to our customers. The contracts for high performance applications typically require custom engineered solutions that meet customer specified requirements. These construction type contracts take months and sometimes years to engineer, manufacture, assemble and install at our customer’s specified location. These contracts require progress payments. The revenue for these contracts is recognized on a percentage-of-completion method of accounting which compares actual costs incurred on a contract to the estimated total contract cost developed at contract proposal. Revenue and cost estimates are reviewed and updated monthly by our engineers and financial staff until the contract is closed. The Company also provides aftermarket sales and rebuilding services which include exchange, factory rebuild and field repair service, along with customer education.
Segment Information

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
SALES TO UNAFFILIATED CUSTOMERS
Domestic	$15,201,981	14,217,608	45,084,418	42,765,584
European	9,734,370	8,347,251	26,033,102	24,102,064
International	3,501,985	2,950,778	10,731,579	10,171,098

	$28,438,336	25,515,637	81,849,099	77,038,746

INTERSEGMENT SALES
Domestic	$2,285,988	1,753,961	5,973,032	6,105,636
European	443,811	424,054	1,042,439	1,512,556
OPERATING INCOME
Domestic (2)	$1,490,713	1,476,587	4,961,416	4,873,483
European (1)	535,691	276,631	5,855,630	354,593
International	368,310	224,871	994,297	792,352
Corporate expenses, including R&D	(646,207)	(601,544)	(1,899,612)	(1,909,133)

Total (1) (2)	$1,748,507	1,376,545	9,911,731	4,111,295

(1)	The European segment operating income for nine months ending September 30, 2006 reflects the gain on the sale of the Leeds UK facility of approximately $7,216,000, costs related to moving and disruption caused by the move of the Leeds, UK facility to a new location of approximately $980,000 and an obsolete inventory charge of approximately $814,000 related to discontinuing the manufacturing of certain product lines that have been replaced by newer, more efficient products. Excluding these items, the operating income for the European segment for the nine months ended September 30, 2006 would have been approximately $434,000 and the consolidated operating income for the nine months ended September 30, 2006 would have been approximately $4,490,000. Because these transactions occurred in the second quarter of 2006, the operating income for the three months ended September 30, 2006 was not affected. Operating income was also lowered by the lost production caused by the Leeds, UK move and rent expense for the newly leased Leeds, UK facility which included a rent holiday until October 1, 2006 but the Company accrued rent expense through September 30, 2006 for approximately $260,000.

(2)	The Domestic segment operating income was decreased in the three months and nine months ending September 30, 2006 by increased selling, general, and administrative expenses pertaining to the pending merger transaction of $374,000 and $485,000, respectively.
Identifiable assets at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
IDENTIFIABLE ASSETS
Domestic	$32,732,000	32,225,000
European	33,413,000	28,662,000
International	8,480,000	8,669,000
Corporate	1,524,000	1,587,000

Total	$76,149,000	71,143,000

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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 (approximately $5,812,000) or 78% of the appraised value of certain land and buildings. The Company closed the sale of the Leeds facility on September 7, 2006 and received proceeds net of selling fees of Pounds Sterling 4,050,000 (approximately $7,577,000). $5,812,000 of the proceeds was used to pay off the Barclays Bank loan. The Company entered into a fifteen year lease agreement on January 26, 2006 with basic rent due quarterly of pounds sterling 225,000 (approximately $409,000) per year. Oilgear UK’s move to its new location in Leeds, England was completed in September 2006 and the first rent payment for the newly leased Leeds, UK facility which included a rent holiday was not due until October 1, 2006. The rent holiday is being amortized over the term of the lease.
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
     See Note 9 for a description of the potential impact of the Merger Agreement on the Company’s current credit facilities.

4. INVENTORIES
     Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Raw materials	$2,944,906	3,093,963
Work in process	19,645,187	19,497,769
Finished goods	4,499,377	3,679,657

	$27,089,470	26,271,389

LIFO reserve	(965,000)	(906,000)

Total	$26,124,470	25,365,389

     Inventories stated on the last-in, first-out (LIFO) basis, including amounts allocated to contracts that have not been completed, are valued at $16,026,000 and $15,665,000 at September 30, 2006 and December 31, 2005, respectively. The remaining inventory is stated on the first-in, first-out (FIFO) or average cost basis.
     As part of the Leeds, UK facility move to a new location, the Company is making strategic changes designed to increase profitability. New production machines have been purchased that the Company believes will increase quality as well as reduce manufacturing costs. Management made a strategic decision to discontinue certain product lines at the Leeds, UK facility that can be replaced by more efficient product lines the Company manufactures at other facilities. As a result of this strategic decision, the obsolescence reserve has been increased by $814,000 with a corresponding charge to cost of sales in the second quarter of 2006.
5. EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Net income for basic and diluted earnings	$859,179	470,057	7,175,994	1,695,464
Weighted average common shares outstanding	2,039,034	2,001,081	2,022,584	1,993,583
Dilutive stock options	22,949	37,354	21,720	34,544

Dilutive average common shares outstanding	2,061,983	2,038,435	2,044,304	2,028,127
Basic income per common share	$0.42	0.23	3.55	0.85
Diluted income per common share	$0.42	0.23	3.51	0.84

Options to purchase 63,749 shares of common stock with a weighted average exercise price of $8.32 per share were outstanding at September 30, 2006. Options to purchase 36,488 shares of common stock with a weighted average exercise price of $3.72 per share were outstanding at September 30, 2005.
All options to purchase shares of common stock were included in the computations of diluted earnings per share for the three month and nine month periods ended September 30, 2006 and 2005.
6. SHARE-BASED COMPENSATION
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. This statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires companies to recognize compensation expense cost related to share- based payment arrangements including stock options and employee stock purchase plans based on the grant date fair value of the awards. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective method.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2006
		Under		Under
	As Reported	APB No. 25	As Reported	APB No. 25
Earnings before income taxes and minority interest	$1,213,402	$1,252,376	$8,185,235	$8,301,764
Net earnings	859,179	898,153	7,175,994	7,292,523
Cash flows provided (used) by operating activities	(1,408,348)	(1,408,348)	1,792,685	1,792,685
Cash flows provided (used) by financing activities	1,230,984	1,230,984	(5,834,177)	(5,834,177)
Basic earnings per share	$0.42	$0.44	$3.55	$3.61
Diluted earnings per share	$0.42	$0.44	$3.51	$3.57
     Results for 2005 have not been restated to reflect the adoption of SFAS No. 123R. As previously reported in the Form 10-Q/A for the third quarter of 2005, a pro forma calculation was made to disclose compensation expense and the impact on net earnings if the Company had been applying SFAS No. 123 in connection with the issuance of employee stock options. The pro forma results are indicated below.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings as reported	$470,057	$1,695,464
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,917	11,751
Deduct: Pro forma compensation expense related to stock options, net of related tax effects	(10,552)	(31,657)

Pro forma net earnings	$463,422	$1,675,558

Basic earnings per common share:
As reported	$0.23	$0.85
Pro forma	0.23	0.84
Diluted earnings per common share:
As reported	$0.23	$0.84
Pro forma	0.23	0.83
     The fair value of the Company’s stock options used to compute pro forma net earnings and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option pricing model with a risk-free interest rate equivalent to 3 year Treasury securities and an expected life of 4.0 years. The Black-Scholes option pricing model also used the following weighted-average assumptions: 2005- expected volatility of 81% and expected dividend yield of 0%; 2004- expected volatility of 45% and expected dividend yield of 0%; 2003- expected volatility of 43% and expected dividend yield of 0%. There have been no options granted in 2006. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net earnings or the future stock price of the Company’s common stock.

Stock Options
     Stock options are granted to senior executives and other key employees as determined by the Compensation Committee of the Board of Directors (the Committee). The exercise price of the options is determined by the Committee, but must be greater than or equal to the fair market value of the Company’s common stock when the option is granted. All stock options have five-year terms and vest incrementally, becoming fully exercisable after three years from the date of grant. The Committee establishes the period or periods of time within which the option may be exercised within the parameters of the Option Plan document. Upon the exercise of the stock options the Company will issue shares from treasury, if available, and if not available, then will issue new shares. Currently, all existing options vest 50% after one year from grant date, another 25% after two years from grant date, and the final 25% after three years from grant date. Accordingly, compensation expense is recognized 50% in the first year, 25% in the second year, and 25% in the third year. Stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of	Weighted Average	Weighted Average Remaining
	Options	Exercise Price	Contractual Lives (In Years)
Options outstanding at December 31, 2005	70,227	$7.91
Granted	—	—
Exercised	6,124	3.57
Expired	354	9.75

Options outstanding at September 30, 2006	63,749	$8.32	2.8
Options exercisable at September 30, 2006	20,499	$3.46	2.2
     There were 43,250 and 58,000 unvested stock options with a weighed-average grant-date fair value of $6.45 and $5.25 at September 30, 2006, and December 31, 2005, respectively. As of September 30, 2006, there was $173,737 of total unrecognized compensation expense related to unvested stock options.
     See Note 9 for a description of the potential impact of the Merger Agreement on outstanding options.
7. EMPLOYEE BENEFIT PLANS
(A) PENSION PLANS
     The Company has non-contributory defined benefit retirement plans covering substantially all domestic employees. The plan covering salaried and management employees provides pension benefits that are based on years of service and the employee’s compensation during the last ten years prior to retirement. This plan was frozen on December 31, 2002. Benefits payable under this plan may be reduced by benefits payable under The Oilgear Stock Retirement Plan (Stock Retirement Plan). The plan covering hourly employees and union members generally provides benefits of stated amounts for each year of service. This plan was frozen on December 31, 1997. The union member plan was merged into the salaried and management plan on January 1, 2005. The Company’s policy is to fund pension costs to conform to the requirements of the Employee Retirement Income Security Act of 1974. The minimum required total contributions to be made in 2006 for the defined benefit retirement plan in the United States is approximately $2,121,000 of which approximately $1,620,000 was paid in the first nine months of 2006. Net pension expense under these plans for the three and nine months ended September 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Service cost	$—	—	—	—
Interest cost on projected benefit obligation	450,000	460,000	1,350,000	1,380,000
Return on plan assets	(503,000)	(461,000)	(1,509,000)	(1,383,000)

Net amortization and deferral of net transition liability	316,000	321,000	948,000	963,000

Net pension expense	$263,000	320,000	789,000	960,000

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132 (revised 2003), Employers’

Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is in the process of evaluating the impact the adoption of SFAS No. 158 may have on its consolidated financial statements for these plans.
     The Company has a pension plan (“UK Plan”) for substantially all United Kingdom employees that provides defined benefits based upon years of service and salary. This plan was frozen on December 31, 2002 but continues to accrue service costs due to statutory requirements. The minimum required contributions for 2006 are approximately $375,000, of which approximately $281,000 was paid in the first nine months of 2006.
     The Company is in the process of evaluating the impact the adoption of SFAS No. 158 may have on its consolidated financial statements for these plans.
     Net pension expense under this plan for the three and nine months ended September 30 is comprised of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Service cost	$12,000	10,000	36,000	30,000
Interest cost on projected benefit obligation	253,000	244,000	759,000	732,000
Return on plan assets	(238,000)	(215,000)	(714,000)	(645,000)
Net amortization and deferral of net transition liability	66,000	75,000	198,000	225,000

Net pension expense	$93,000	114,000	279,000	342,000

(B) EMPLOYEE SAVINGS PLANS
     In June 2006, the Company contributed 22,263 shares of the Company’s common stock to the Savings Plan to fund its 2005 profit sharing contributions.
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
     The post-retirement health care and life insurance benefits are funded by the Company on a pay as you go basis. There are no assets in these plans. Net periodic post-retirement benefit cost for the three and nine months ended September 30 includes the following components:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Service cost	$14,000	7,000	42,000	21,000
Interest cost	68,000	81,000	204,000	243,000
Net amortization and deferral	(50,000)	(54,000)	(150,000)	(162,000)

Net periodic post retirement benefit Cost	$32,000	34,000	96,000	102,000

     The Company is in the process of evaluating the impact the adoption of SFAS No. 158 may have on its consolidated financial statements for these benefits.
8. INCOME TAXES
     Income tax effective rates were 21.3% and 25.0% for the three months ended September 30, 2006 and 2005, respectively, and 10.7% and 22.0% for the first nine months of 2006 and 2005. Income tax expense on earnings before income taxes and minority interest was approximately $258,000 and $170,000, respectively, for the three months ended September 30, 2006 and 2005, respectively, and $877,000 and $513,000 for the nine months ended September 30, 2006 and 2005, respectively.
     The Company’s effective tax rate is significantly below the U.S. statutory rate of 35% in 2006, primarily as a result of the tax impact of the sale of the Leeds, UK facility. The difference in the book and tax basis of the property had not been recognized previously as it was not more likely than not that it would be realized and had been offset with a valuation reserve. In 2006, the Company is recognizing the benefit of the book versus tax basis difference on the Leeds facility through the reversal of the valuation reserve and is also recognizing the tax benefit of reductions in its valuation reserves in the Domestic segment for net operating loss carryforwards that had not previously been benefited. The reversal of these valuation reserves reduces the effective tax rate of the Company to approximately 21.3% and 10.7% for the nine months periods ended September 30, 2006, respectively.
     The Company’s effective tax rate for the three and nine month periods ended September 30, 2005 was 25.0% and 22.0%, respectively, which is below the U.S. statutory rate of 35%. This was primarily due to the reversal of valuation allowances on Federal net operating loss carryforwards in the Domestic segment.
     In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) that is effective for fiscal years commencing after December 15, 2006. The objective of FIN 48 is to increase the comparability in financial reporting of income tax uncertainties by requiring all companies to make explicit disclosures about uncertainties in the income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 will require companies to identify tax positions where there is a more-likely-than-not recognition threshold that the tax position taken in their tax returns would be sustained as filed. For these tax positions, the company should recognize the largest amount of the tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company is currently evaluating the impact of FIN 48 to determine the impact on its deferred and current tax liability.
9. MERGER AGREEMENT
          On August 28, 2006, the Company and Lincoln Acquisition Corp. (“Lincoln”), which is majority-owned by Mason Wells Buyout Fund II, L.P., entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Lincoln with and into the Company and the conversion of each outstanding share of the Company’s common stock into the right to receive $15.25 in cash. In addition, upon completion of the merger, each option entitling a holder to purchase a share of Oilgear common stock, to the extent not then vested, will become fully vested and will be cancelled and converted into to right to receive an amount in cash equal to the “spread” (i.e., the amount by which the merger consideration of $15.25 per share exceeds the exercise price per share of the option) multiplied by the number of shares covered by the option.
          Completion of the merger is subject to a number of customary conditions, including but not limited to the approval of the Merger Agreement by the Company’s shareholders. A special meeting of shareholders of the Company has been called for December 14, 2006 to consider and vote upon the Merger Agreement. If the shareholders approve and if the other conditions are satisfied or waived, the merger is expected to close shortly thereafter. If the merger closes, the Company will refinance its bank debt.
          If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Oilgear will be obligated to pay Lincoln either (1) a termination fee of $2,000,000 or (2) the Mason Wells Fee of $500,000. In either case (including if the Merger Agreement is terminated because Oilgear’s shareholders do not approve the Merger Agreement), Oilgear may also be required to reimburse Lincoln and its affiliates for expenses and costs up to a maximum of $2,250,000. Under specified circumstances the expense reimbursement is payable $400,000 in cash and the balance in Oilgear stock (but not more than 19.99% of the then issued and outstanding shares of Oilgear stock).
          Selling, general and administrative expenses for the three and nine months ended September 30, 2006 include approximately $374,000 and $485,000, respectively, of transaction expenses related to the pending merger.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     The primary business of the Company and its subsidiaries is the manufacture and distribution of value engineered fluid power components and electronic controls for a broad range of industrial machinery and industrial processes. The strength of the fluid power industry worldwide has enabled the Company to generate increased net orders and net sales, increased backlog and improved operating income for the three month and nine month periods ended September 30, 2006 compared with the same periods of 2005.
MERGER AGREEMENT
     On August 28, 2006, the Company and Lincoln Acquisition Corp. (“Lincoln”), which is majority-owned by Mason Wells Buyout Fund II, L.P., entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Lincoln with and into the Company and the conversion of each outstanding share of the Company’s common stock into the right to receive $15.25 in cash. In addition, upon completion of the merger, each option entitling a holder to purchase a share of Oilgear common stock, to the extent not then vested, will become fully vested and will be cancelled and converted into to right to receive an amount in cash equal to the “spread” (i.e., the amount by which the merger consideration of $15.25 per share exceeds the exercise price per share of the option) multiplied by the number of shares covered by the option.
     Completion of the merger is subject to a number of customary conditions, including but not limited to the approval of the Merger Agreement by the Company’s shareholders. A special meeting of shareholders of the Company has been called for December 14, 2006 to consider and vote upon the Merger Agreement. If the shareholders approve and if the other conditions are satisfied or waived, the merger is expected to close shortly thereafter.
     If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Oilgear will be obligated to pay Lincoln either (1) a termination fee of $2,000,000 or (2) the Mason Wells Fee of $500,000. In either case (including if the Merger Agreement is terminated because Oilgear’s shareholders do not approve the Merger Agreement), Oilgear may also be required to reimburse Lincoln and its affiliates for expenses and costs up to a maximum of $2,250,000. Under specified circumstances the expense reimbursement is payable $400,000 in cash and the balance in Oilgear stock (but not more than 19.99% of the then issued and outstanding shares of Oilgear stock).
FINANCIAL CONDITION AND LIQUIDITY
     If the proposed merger with Lincoln is completed, our capitalization and financing arrangements will likely change substantially. If the proposed merger with Lincoln is not completed under circumstances that require us to reimburse Lincoln’s expenses and costs or to pay termination fees, our financial condition and liquidity may be adversely affected. Please refer to our “Risk Factors” in Part II Item 1A for additional information about risks and uncertainties in connection with the proposed merger.
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
     The Loan Agreement and the EXIM Loan Agreement were amended in April 2006 to waive certain events of default and to reduce the German subsidiary cross collateralization cap on term loans C and D to zero. After the end of the third quarter the Loan Agreement and the EXIM Loan Agreement were further amended. The principal changes were to reduce the guarantee of the French subsidiary to $650,000, to permit Oilgear to loan its Korean subsidiary up to $225,000, and to give Oilgear the right to borrow up to $1,500,000 no later than March 1, 2007 (“Term Loan E”). The interest rate on Term Loan E will be 2% over the Prime Rate in effect from time to time, and the amount actually borrowed (if any) must be repaid in 12 equal monthly installments over the following year.
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
     Also on February 7, 2005, Oilgear UK entered into a demand loan facility with Barclays Bank PLC dated as of February 4, 2005 that provides loans of up to the lesser of Pounds Sterling 3,200,000 (approximately $5,812,000) or 78% of the appraised value of certain land and buildings. The Company closed the sale of the Leeds facility on June 7, 2006 and received proceeds net of selling fees of Pounds Sterling 4,050,000 (approximately $7,577,000). $5,812,000 of the proceeds was used to pay off the Barclays Bank loan. The Company entered into a fifteen year lease agreement on January 26, 2006 with basic rent due quarterly of pounds sterling 225,000 (approximately $409,000) per year. Oilgear UK’s move to its new location in Leeds, England was completed in June 2006 and the first rent payment for the newly leased Leeds, UK facility which included a rent holiday was not due until October 1, 2006 but the Company accrued rent expense through September 30, 2006 for approximately $260,000.

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
     For the nine months ended September 30, 2006, approximately $1,793,000 of cash was provided by operations compared to approximately $830,000 of cash provided by operations during the same period in 2005. An increase in contracts that recognize revenue by the percentage-of-completion accounting method caused cash to be used to build up these orders by approximately $2,265,000 during the first nine months of 2006 compared to providing $1,209,000 during the same period of 2005. The largest of these contracts is supplying a hydraulic and electronic system for a forging machine in France that was completely shipped in 2005 and that was scheduled to be commissioned in 2006. Our customer has had delays in starting up their forging press and the commissioning has been moved into 2007. Approximately $1,000,000 was collected on this contract in the third quarter of 2006. The balance due on this contract, approximately $1,100,000, is expected to be received after commissioning in 2007. The Company expects to receive payments on the remaining contracts which utilize percentage-of-completion accounting, approximately $6,375,000 , in 2006 and approximately $4,488,000 in 2007. The increase in orders and especially the increase in demand for our meter products was the primary reason for the increase in inventory by approximately $1,134,000 for the nine months ended September 30, 2005. During the first nine months of 2006, inventory decreased by approximately $3,000 but would have increased by $811,000 before the write off of $814,000 of obsolete inventory at the Leeds, UK facility which is explained later in management’s discussion of gross margin. Inventory turns were approximately 3.14 for the nine months ended September 30, 2006, compared to approximately 2.92 for the nine months ended September 30, 2005. Deposits from contracts that require customers to deposit cash before shipment used approximately $169,000 of cash during the first nine months of 2006 compared to providing approximately $580,000 of cash for the first nine months of 2005. A 39% increase in the backlog of orders from December 31, 2005 resulted in an increase in purchased goods and services to support the increase in production which resulted in a $1,922,000 increase in accounts payable at September 30, 2006. Due to the February 2005 credit facility, the Company was able to make significant payments to vendors and catch up with the required pension contributions which caused accounts payable and accrued compensation and pension expense to use cash of approximately $1,520,000 and approximately $1,693,000, respectively, in the first nine months of 2005. The decrease in accrued compensation and pension expense in the amount of $1,520,000 in the first nine months of 2006 reflects the payments of accrued incentive compensation ($917,000), profit sharing ($240,000) and pension contributions ($1,901,000) in the first nine months of 2006. Fees paid that relate to the new financing agreement are being amortized over the thirty-six month term of the bank agreement which were approximately $414,000 and $456,000 for the nine month periods ending September 30, 2006 and 2005, respectively. Other accrued expenses and income taxes provided approximately $552,000 and approximately $727,000 of cash in the first nine months of 2006 and 2005, respectively. The primary transaction causing the increase in other accrued expenses and income taxes as of September 30, 2006 was the accrual for taxes on the gain from the sale of the Leeds, UK facility (approximately $345,000). An approximate increase of $400,000 in accrued value-added tax was the primary reason for the increase in other accrued expenses and income taxes as of September 30, 2005. Other-net is made up of changes in various deposits, deferred fees, and non trade receivables. The change in these items used approximately $43,000 and approximately $274,000 in the first nine months of 2006 and 2005, respectively.
     The proceeds from the sale of the Leeds, UK facility provided $7,577,000 of cash during the first nine months of 2006. These proceeds were used to pay off the $5,812,000 Barclays bank demand note, approximately $980,000 for moving and move disruption costs and approximately $790,000 for two new Mazak machining centers. Property, plant and equipment additions consisting primarily of purchases of machinery and equipment for the new leased facility in the UK (including the new Mazak machining centers) were approximately $2,350,000 in the first nine months of 2006 compared to approximately $773,000 in the first nine months of 2005. Property, plant and equipment additions are expected to total less than $2,700,000 for 2006.
     Borrowings under the February 2005 bank agreement exceeded repayments by approximately $1,902,000 for the nine months ended September 30, 2005 due to funding working capital due to increased orders. During the nine months ended September 30, 2006, $6,368,000 of bank borrowings were paid down (mainly the Barclays loan of $5,812,000). The financing of capital expenditures for the new Leeds, UK facility was the reason for the proceeds for issuance of long term debt of $534,000 in 2006.

WORKING CAPITAL

	September 30, 2006	December 31, 2005
Current assets	$57,738,000	52,369,000
Current liabilities	32,738,000	35,647,000
Working capital	25,000,000	16,722,000
Current ratio	1.76	1.47

     Working capital increased by approximately $8,278,000 at September 30, 2006 compared to December 31, 2005. The $7,577,000 net proceeds from the sale of the Leeds, UK facility was the primary reason working capital increased. These proceeds were used to pay down short term borrowings by $5,812,000. An increase in engineered construction orders using percentages-of-completion accounting caused costs and estimated earnings in excess of billings on uncompleted contracts to increase by approximately $2,445,000.
CAPITALIZATION

	September 30, 2006	December 31, 2005
Interest bearing debt	$18,967,000	24,336,000
Shareholders’ equity	15,188,000	7,067,000
Debt and equity	34,155,000	31,403,000
Ratio	55.5%	77.5%

     The capitalization of the Company increased during the first nine months of 2006, primarily as a result of the $7,577,000 proceeds from the sale of the Leeds, UK facility which we used to pay off the $5,812,000 Barclays bank demand and pay the costs to move the Leeds, UK facility to its new location.
     The Company is currently in compliance with all bank covenants under its United States and foreign credit facilities. The covenants for the Company’s credit facility were set taking into account both the Company’s expected levels of capital expenditures and earnings for 2006 and the bank’s requirements for debt service, interest coverage and minimum consolidated tangible net worth, but there are risks and uncertainties that could result in a shortfall. If we do not meet the required minimums, the loans could be accelerated, and the Company might not have sufficient liquid resources to satisfy these obligations. If the merger closes, the Company will refinance its bank debt.

RESULTS OF OPERATIONS
Shipments and Orders

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Net orders	$29,616,000	$21,273,000	92,257,000	77,789,000
Percentage increase	39.2%		18.6%
Net sales	28,438,000	25,516,000	81,849,000	77,039,000
Percentage increase	11.5%		6.2%
     Net orders increased by approximately $8,343,000, or 39.2%, in the third quarter of 2006 and increased by approximately $14,468,000, or 18.6%, in the first nine months of 2006 when compared to the same periods in 2005. The change in orders in the third quarter of 2006 when compared to the same quarter of 2005 were increases in the Domestic, European and International segments by 22.4%, 52.0% and 83.1%, respectively. The change in the quarter comparison is more volatile because of the effect large contracts have on the smaller quarterly numbers, especially in the smaller segments. Orders have increased for the first nine months of 2006 compared to the same period of 2005 in the Domestic, European and International segments by 14.9%, 27.8% and 14.3%, respectively. Components, aftermarket and construction contracts for engineered systems all contributed to the increase in the Domestic segment orders increase whereas the European and International segments increase was from construction contracts to build engineered systems for the forging and extrusion industry as well as contracts in the United States and United Kingdom for the defense industry.
     Net sales increased in the third quarter of 2006 by approximately $2,922,000, or 11.5%, and increased by approximately $4,810,000, or 6.2%, in the first nine months of 2006 when compared to the same periods in 2005. The change in net sales in the third quarter of 2006 when compared to the same quarter of 2005 were the result of increases in the Domestic, European and International segments by 6.9%, 16.6% and 18.7%, respectively. Net sales have increased for the first nine months of 2006 compared to the same period of 2005 in the Domestic, European and International segments by 5.4%, 8.0% and 5.5%, respectively. When consolidated net sales, European segment net sales and International net sales for the first nine months of 2006 are compared to the same period in 2005, a portion of the change is due to foreign currency translation. The impact from foreign currency translation on Consolidated net sales, European segment net sales and International segment net sales for the first nine months of 2006 was to decrease net sales by 0.5%, decrease net sales by 1.8% and increase net sales by 0.3%, respectively. Components, after market and construction contracts for engineered systems all contributed to the increase in the Domestic segment net sales whereas the European and International increase was from construction contracts to build engineered systems for the forging and extrusion industry.
Backlog

	September 30, 2006	December 31, 2005
Backlog	$37,272,000	26,864,000
Percentage increase	38.7%
     Increased orders caused the backlog of orders at September 30, 2006 to increase by approximately $10,408,000, or 38.7%, to approximately $37,272,000 from approximately $26,864,000 at December 31, 2005.
Gross Profit

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Gross profit	$7,925,000	7,048,000	21,217,000	20,992,000
Percentage increase in gross profit	12.4%		1.1%
Gross profit margin	27.9%	27.6%	25.9%	27.2%
     As part of the Leeds, UK facility move to a new location, the Company has made strategic changes designed to increase profitability. New production machines have been purchased that we believe will increase quality as well as reduce manufacturing costs. Management made a strategic decision to discontinue certain product lines at the Leeds, UK facility that can be replaced by more efficient product lines the Company manufactures at its other facilities. As a result of this strategic decision the obsolescence reserve was increased by $814,000 with a corresponding charge to cost of sales in the second quarter of 2006. Gross profit increased by $877,000 and $225,000 for the three month and nine month periods, respectively, and gross profit margin increased from 27.6% in the third quarter of 2005 to 27.9% in the third quarter of 2006 and decreased from 27.2% in the first nine months of 2005 to 25.9% in the first nine months of 2006. Excluding the $814,000 obsolescence charge, the gross profit margin would have been 26.9% in the first nine months of 2006, which is slightly less than 27.2% for the 2005 comparable period. The decrease in gross margin was also affected by the Leeds, UK facility move that negatively affected the level of production activity in the first nine months of 2006 at the Leeds, UK factory.
Selling, General and Administrative Expenses

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Selling, general and administrative expenses	$6,176,000	5,671,000	17,543,000	16,881,000
Less: research and development	500,000	443,000	1,428,000	1,390,000

Total selling, general and administrative less research and development	$5,676,000	5,228,000	16,115,000	15,491,000

Percentage increase	8.6%		4.0%
Percentage of net sales	20.0%	20.5%	19.7%	20.1%

     Selling, general and administrative expenses in the third quarter and first nine months of 2006 increased by 8.6% and 4.0%, respectively, when compared to the same periods in 2005. The foreign exchange rate used to translate these foreign currencies into US dollars caused an increase of approximately $93,000 for the three months ended September 30, 2006 and a decrease of $48,000 in the first nine months of 2006 in selling, general and administrative expenses less research and development. The increase in the third quarter selling, general, and administrative expenses is mainly due to the $374,000 of transaction expenses related to the pending merger. The increase in year to date selling, general and administrative expenses is due to the $260,000 of rent on the new Leeds facility, $247,000 of increased legal and audit fees resulting from the restatements of the 2004 Form 10-K and 2005 Form 10-Q’s, and the $485,000 of transaction expenses related to the pending merger, offset by the currency impact noted above. Minor changes to all other selling, general and administrative items make up the difference in the total change.
Gain on sale of Leeds, UK facility and Related Expenses
In the second quarter of 2006, the Company completed the sale of its Leeds, UK facility for net proceeds of approximately $7,577,000 which resulted in a pre-tax gain of approximately $7,216,000. In connection with the sale we incurred various move related costs totaling approximately $979,000.
Interest Expense
     Interest expense decreased by approximately $66,000 in the third quarter and decreased by $13,000 in the first nine months of 2006 compared to the same periods in 2005. The decrease in debt in the third quarter of 2006 caused interest expense to decrease in the third quarter of 2006 when compared to the third quarter of 2005. There is approximately $42,000 less in amortized financing fees in the first nine months of 2006 compared to the first nine months of 2005.
Non-operating Income (loss)
Non-operating income (loss) consists of the following:

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Interest income	$12,262	9,752	34,818	35,853
Exchange gain (loss)	18,412	(73,949)	41,917	3,335
Rent income	14,215	13,104	42,642	41,945

Other non operating income (loss), net	$44,889	(51,093)	119,377	81,133

     The primary reason for the change in other non-operating income (loss), net in the third quarter and the first nine months of 2006 compared to the same periods in 2005 was the change in gain (loss) from foreign exchange transactions in the respective periods.

Income Taxes
     Income tax effective rates were 21.3% and 25.0% for the three months ended September 30, 2006 and 2005, respectively, and 10.7% and 22.0% for the first nine months of 2006 and 2005. Income tax expense on earnings before income taxes and minority interest was approximately $258,000 and $170,000, respectively, for the three months ended September 30, 2006 and 2005, respectively, and $877,000 and $513,000 for the nine months ended September 30, 2006 and 2005, respectively.
     The Company’s effective tax rate is significantly below the U.S. statutory rate of 35% in 2006, primarily as a result of the tax impact of the sale of the Leeds, UK facility. The difference in the book and tax basis of the property had not been recognized previously as it was not more likely than not that it would be realized and had been offset with a valuation reserve. In 2006, the Company is recognizing the benefit of the book versus tax basis difference on the Leeds facility through the reversal of the valuation reserve and is also recognizing the tax benefit of reductions in its valuation reserves in the Domestic segment for net operating loss carryforwards that had not previously been benefited. The reversal of these valuation reserves reduces the effective tax rate of the Company to approximately 21.3% and 10.7% for the nine months periods ended September 30, 2006, respectively.
     The Company’s effective tax rate for the three and nine month periods ended September 30, 2005 was 25.0% and 22.0%, respectively, which is below the U.S. statutory rate of 35%. This was primarily due to the reversal of valuation allowances on Federal net operating loss carryforwards in the Domestic segment.
Earning Per Share
     The primary reasons for the change from $0.23 earnings per diluted share for the third quarter of 2005 and approximately $0.84 earnings per diluted share in the first nine months of 2005 to $0.42 and $3.51 earnings per diluted share in the respective periods of 2006 were increased volume of net sales and the gain from the sale of the Leeds, UK facility.
Cautionary factors
Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following could impact the business and financial prospects of the Company: factors affecting the economy generally, including the financial and business conditions of the Company’s customers, the demand for customers’ products and services that utilize the Company’s products, and national and international events; factors affecting the Company’s financial performance or condition, including restrictions or conditions imposed by current or prospective lenders, tax legislation, and changes in accounting principles; factors affecting percentage of completion contracts, including the accuracy of estimates and assumptions regarding the timing and levels of costs to complete those contracts; factors affecting the Company’s international operations, including fluctuations in currencies, changes in laws and political or financial insecurity of foreign governments; hire and retain competent employees, including unionization of non-union employees and strikes or work stoppages; any further decrease in stock price as a result of market conditions; changes in the law or standards applicable to the Company, including environmental laws and accounting pronouncements; availability of raw materials; unanticipated technological developments that result in competitive disadvantages and may impair existing assets; the uncertainty that the proposed merger with Lincoln will close, the possible disruptions to our business because of the pending merger with Lincoln, and if the merger does not close, the substantial costs which have been and will be incurred in connection with the merger, including possible expense reimbursements and termination fees to Lincoln; and factors set forth in the Company’s periodic reports filed with the SEC in accordance with the Securities Exchange Act. Shareholders, potential investors and other readers are urged to consider these factors and those set forth in the Company’s filings with the SEC carefully in evaluating the forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
     Our accounting for pension benefits is primarily affected by our assumptions about the discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. If plan assets decline due to poor performance by the equity markets and/or long-term interest rates decline, as was experienced in 2002 and 2001, our pension liability and cash funding requirements will increase, ultimately increasing future pension expense. As noted in the New Accounting Pronouncements section below, the Company will adopt SFAS No. 158 as of December 31, 2006.
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
NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of SFAS No. 158 may have on its consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statements misstatements for purposes of assissing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to be material to the Company’s consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) that is effective for fiscal years commencing after December 15, 2006. The objective of FIN 48 is to increase the comparability in financial reporting of income tax uncertainties by requiring all companies to make explicit disclosures about uncertainties in the income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. FIN 48 will require companies to identify tax positions where there is a more-likely-than-not recognition threshold that the tax position taken in their tax returns would be sustained as filed. For these tax positions, the company should recognize the largest amount of the tax benefit that is great than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company is currently evaluating the impact of FIN 48 to determine the impact on its deferred and current tax liability.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R amends SFAS 123 and supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. Refer to the disclosures under “Share-Based Compensation” presented in Note 6 to the Consolidated Financial Statements for the expense that was included in the Consolidated Statements of Operations in the first three and nine months of 2006.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (“IASB”) toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, “Inventories,” require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs; however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after September 15, 2005. The provisions of SFAS 151 were adopted on January 1, 2006, and did not have a material impact on results of operations and financial position of the Company.
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
INTEREST RATE RISK
     The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates on the approximately $18,967,000 of floating rate debt outstanding at September 30, 2006. A 100 basis point movement in interest rates on floating rate debt outstanding at September 30, 2006 would result in a change in earnings or loss before income taxes of approximately $190,000 per year.
FOREIGN EXCHANGE RATE RISK
If foreign exchange rates had been collectively 10% weaker against the US dollar at September 30, 2006, the net earnings would have decreased by approximately $141,000.
     The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party material purchases, intercompany product shipments and intercompany loans. At September 30, 2006, the Company had no forward exchange contracts outstanding.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
In 2004 our European segment’s Financial Director and the Company’s Chief Financial Officer discovered accounting errors in the classification of assets and the calculation of depreciation that were generated in the Company’s Italian subsidiary since 1997 and that had not previously been detected in the translation to GAAP accounts in the consolidation process. These accounting errors were discussed with the Company’s Audit Committee shortly after they had been discovered. The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures still are not adequate and effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and such officers have also concluded that the Company’s disclosure controls and procedures are also not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated or communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a manner allowing timely decisions regarding required disclosure.
CHANGE IN INTERNAL CONTROLS
The accounting errors discovered in 2004 and described above arose from an error in the interpretation of communication between the firm hired to keep the books for the Company’s Italian subsidiary and the financial management of the Company. This caused assets to be capitalized that should have been expensed and the lives used in depreciating fixed assets was not acceptable in US GAAP.
We have made some changes in internal controls during the nine months ended September 30, 2006. The Company will continue to make changes to its disclosure controls to adequately accumulate information to effectively record, process, summarize and report information on a timely basis. Specifically, on a quarterly basis, the Company will send a formal accounting and disclosure checklist to management at all locations. In addition, the Company has made changes and is making further changes in its internal controls to correct the deficiencies in its internal controls for the financial reporting of its foreign subsidiaries. Specifically, the Company’s financial staff, under the direction of the chief financial officer, will conduct on-site reviews at least annually. The on-site reviews will consist of various procedures including a review of the key accounting policies of each subsidiary, a review of the reconciliation of the local statutory accounts to the US GAAP records, and a review of the work of the external accountants employed by the smaller subsidiaries. In addition, the Company will require that each subsidiary’s Controller or outsourced accountant is competent in English to facilitate more effective communication. The Company is reviewing and intends to buy new consolidating software that we believe will strengthen the reporting internal controls and speed up the analysis of the monthly financial information for management to review.
The Company believes that these changes in internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and I5d-15(f)) are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
     The information set forth below updates those risk factors and should be read in conjunction with the risk factors and other information set forth in that Annual Report on Form 10-K.
     The merger with Lincoln is subject to certain conditions to closing that could result in the merger being delayed or not completed, which could negatively impact our stock price and future business and operations.
          Failure to complete the merger could negatively impact our stock price and future business and operations. The merger is subject to customary conditions to closing, as set forth in the merger agreement. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be completed. Any delay in the completing the merger or any uncertainty about whether the merger will be completed could adversely affect our future business, growth, revenue and results of operations. We cannot assure our shareholders that the merger will be completed, that there will not be a delay in completing the merger or that the merger will be completed on the terms contemplated by the Merger Agreement.
          Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in our business, which could have an adverse effect on our financial results.
          Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our business. Among other things:
•	the proposed transaction may disrupt our business relationships with current customers, who may delay or defer decisions about current and future agreements with us because of the pending merger;

•	our current and prospective employees may experience uncertainty about their future roles with the company after the merger is completed, which might adversely affect our ability to retain key managers and other employees; and

•	the attention of management may be directed from business operations toward the completion of the merger.
          These disruptions could be exacerbated by a delay in closing the merger or termination of the merger agreement and could have an adverse effect on our business and financial results if the merger is not completed.
          If the merger is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.
          Oilgear has incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our attorneys, accountants and financial advisors. In addition, we have diverted significant management resources in an effort to complete the merger and our company is subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Also, if the merger is not completed under certain circumstances specified in the merger agreement, we will be required to pay Lincoln either (1) a termination fee of $2,000,000 or (2) the Mason Wells Fee of $500,000. In either case (including if the Merger Agreement is terminated because Oilgear’s shareholders do not approve the Merger Agreement), Oilgear may also be required to reimburse Lincoln and its affiliates for expenses and costs up to a maximum of $2,250,000. Under specified circumstances the expense reimbursement is payable $400,000 in cash and the balance in Oilgear stock (but not more than 19.99% of the then issued and outstanding shares of Oilgear stock).
     In addition, if the merger is not completed, Oilgear may experience negative reactions from the financial markets and from our customers and employees. Each of these factors may adversely affect the trading price of our common stock and/or our financial results and operations.
ITEM 5. OTHER INFORMATION.
     Not applicable.
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

Date: November 14, 2006

THE OILGEAR COMPANY
COMMISSION FILE NUMBER 000-00822
EXHIBIT INDEX
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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